Form 10-Q
period 2009-09-30
China Cattle Holding Corp
filed 2009-11-16
CIK 1470884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53777

CHINA CATTLE HOLDING CORPORATION

(Name of Small Business Issuer in its Charter)

Delaware	942-1768735
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Northeast Corner of Fengqing Park Road

Xi’an City

Shaanxi Province 710077, PRC

(Address of Principal Executive Offices)

+(86-29) 8420-4991

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2009: 10,000,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,576,095	$3,395,945
Accounts receivables	3,752,995	2,717,898
Other receivables, net of allowance for doubtful accounts	222,955	113,698
Inventories	3,089,917	978,869
Advance to suppliers	392,846	96,179
Due from related parties – current	608,449	646,227
Total Current Assets	10,643,257	7,948,816

Property, Plant & Equipment, net of accumulated depreciation	3,509,763	3,585,931
Construction in progress	3,606,469	2,497,608
Due from related parties - long term	377,129	483,919
Other assets	17,696	17,678
Land use rights, net of accumulated amortization	12,075	12,062
Total Assets	$18,166,389	$14,546,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$848,251	$748,013
Special accounts payable	688,796	607,747
Accounts payable and accrued expenses	502,068	30,101
Advances from customers	73,125	76,897
Other payables	405,300	470,187
Taxes payable	2,449,276	2,022,081
Due to related parties	2,158,543	1,846,084
Total Current Liabilities	7,125,359	5,801,110

Long-term loans	914,063	1,000,760
Total Liabilities	8,039,422	6,801,870

Stockholders’ Equity:
Common stock, par value $0.001, 100,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	544,703	534,703
Statutory surplus reserve	219,684	219,684
Retained earnings	9,886,559	7,523,209
Comprehensive losses	(533,979)	(543,452)
Total Stockholders’ Equity	10,126,967	7,744,144
Total Liabilities and Stockholders’ Equity	$18,166,389	$14,546,014

The accompanying notes form an integral of these financial statements.

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
For the three months ended September 30,
	2009	2008
Net Revenue	$4,927,185	$3,234,377
Cost of Revenue	2,011,590	1,139,682
Gross Profit	2,915,595	2,094,695

Operating Expenses:
Selling expense	15,280	8,112
General and administrative expenses	275,859	169,020
Total operating expenses	291,139	177,132

Operating Income	2,624,456	1,917,563

Other Income/ (Expenses):
Interest income/ (expenses)	(54,301)	(41,132)
Subsidy income	-	40,639
Other income	124,302	1,479
Other expenses	(1,968)	(29,185)
Total other income/ (expenses)	68,033	(28,199)

Income Before Income Taxes	2,692,489	1,889,364

Provision for Income Taxes	329,138	43,781

Net Income	2,363,351	1,845,583

Other Comprehensive Income	9,473	1,187

Comprehensive income	$2,372,824	$1,846,770

Earnings per shares: Basic and diluted	$0.24	$0.18
Basic and diluted shares outstanding	10,000,000	10,000,000

The accompanying notes form an integral of these financial statements.

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,363,351	$1,845,583
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	96,807	102,104
(Increase) / decrease in current assets:
Accounts receivable	(1,031,700)	(1,058,968)
Receivables from related party	(64,803)	(100,576)
Other receivables	(99,086)	549,376
Advances to suppliers	(296,413)	(37,283)
Inventories	(2,108,927)	(1,976,168)
Increase / (decrease) in current liabilities:
Accounts payable	477,765	557,243
Other payables	(71,328)	512,838
Advance from customers	(3,849)	(12,663)
Taxes payable	424,846	178,595
Total adjustments	(2,676,688)	(1,285,502)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(313,337)	560,081

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	(16,905)	(438,117)
Investment in construction in progress	(1,105,659)	(90,831)
NET CASH USED IN INVESTING ACTIVITIES	(1,122,564)	(528,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Lending to related party	(113,663)	(7,296)
Borrowing from related party	308,308	64,905
Repayment by related party	326,195	204,818
Borrowing of short-term loans	99,399	7,296
Repayment of long-term loans	(87,705)	-
Repayment of long-term loans	-	(561,788)
Proceeds from other payables	80,367	21,888
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	612,901	(270,177)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,150	1,461

NET INCREASE IN CASH AND CASH EQUIVALENT	(819,850)	(237,583)

CASH - BEGINNING BALANCE	3,395,945	571,253
CASH - ENDING BALANCE	$2,576,095	$333,670

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$51,948	$41,183
Income taxes	$-	$-

The accompanying notes form an integral of these financial statements.

 CHINA CATTLE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Cattle Holding Corporation (hereinafter as “China Cattle” or “the Company”) was incorporated on September 27, 2007 in New Jersey with authorized common stock of 100,000,000 shares and outstanding shares of 100,000 shares. Such outstanding shares were issued to Mr. Chenghai Du to hold in trust for the benefit of five actual investors of Baoji Wuyin Green Food Co., Ltd. (hereinafter as “Baoji Wuyin”), a company formed under the laws of the People’s Republic of China (the “PRC”). The Company was set up with the intention of acquiring the business of Baoji Wuyin in the future. In addition, China Cattle established a representative office in Xi’an, Shaanxi, China.

Baoji Wuyin was incorporated on June 26, 1998 in Fufeng County, China with registered capital of $136,478. On November 20, 2001 pursuant to the resolution of a shareholder’s meeting, Baoji Wuyin transferred additional paid-in capital of $227,000 to registered capital. Baoji Wuyin’s registered capital was then $363,478. Baoji Wuyin engages in breeding, fattening Qinchuan beef cattle, further processing of beef and sale of cattle sperm.

Pursuant to the Share Exchange Agreement by and among the Company and the shareholders of all outstanding shares of Baoji Wuyin, on December 12, 2007, Baoji Wuyin exchanged 100% of its common stock for all the issued and outstanding shares of the Company. The Company then owned 100% the issued and outstanding shares of Baoji Wuyin. Because the Company and Baoji Wuyin were under common control since September 2007, Baoji Wuyin’s financial statements were combined at historical cost into the Company’s from the date the Company acquired control. Therefore, the acquisition transaction (“the Merger”) was accounted for at historical cost in a manner similar to a pooling of interest.

On July 10, 2009, the Company reincorporated in the State of Delaware. In connection with the incorporation, the Company effected a one hundred (100) for one (1) split of its outstanding shares of common stock, $.001 par value. As a result, the Company had 10,000,000 shares of common stock outstanding as of July 10, 2009. Total authorized shares and par value remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and per share data have been retroactively restated to reflect the stock split.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements are translated and presented in United States Dollars (“$”).

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 15).  The Company had previously reported its operations as three separate segments since the three operations were allocated to different products.

Principle of consolidation

The accompanying consolidated balance sheets as of September 30 and June 30, 2009 and consolidated statements of income and comprehensive income for three months ended September 30, 2009 and 2008 include the accounts of the Company, the representative office of the Company and Baoji Wuyin, the Company’s wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

The companies are related through common ownership interest. Therefore, the acquisition transaction was accounted for at historical cost in a manner similar to the pooling of interest. Furthermore, as the Company was formed prior to the Merger and lacked any significant operations, the consolidated financial statements include historical information prior to the Company’s incorporation and were prepared to give retroactive effect to reflect the historical activity of Baoji Wuyin since its inception. Therefore, this Merger was substantially recorded as a recapitalization due to the Company’s lack of prior operations before the Merger.  Under such method, the stockholders’ equity of Baoji Wuyin was retroactively restated for the equivalent number of common shares currently held after giving effect to any differences in the par value to offset to paid-in-capital.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Risks and uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Foreign currency transactions and comprehensive income (loss)

As of September 30, 2009 and for the period then ended, the accounts of Baoji Wuyin were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into US dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830), with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the then current exchange rate, stockholder’s equity is translated at historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220) as a component of shareholders’ equity.

Until July 21, 2005, RMB was pegged to the US dollar at RMB8.28: $1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system. In addition, the exchange rate of RMB to the US dollar was adjusted to RMB8.11: $1.00 as of July 21, 2005. The Peoples Bank of China (“PBOC”) announces the closing price of a foreign currency such as the US dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against the RMB on the following working day. The daily trading price of the US dollar against the RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the PBOC. This quotation of exchange rates does not imply free convertibility of the RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and were $533,979 and $543,452 as of September 30 and June 30, 2009, respectively.

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains cash with various banks and trust companies located in China. Cash accounts are not insured or otherwise protected. Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposit with that particular bank or trust company.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. No provision for doubtful accounts has been made in these financial statements since its inception, as the accounts were considered collectible in full.

Management reviews the changes in debtor’s payment patterns, frequency of transactions and coverage from related payables to evaluate the adequacy of the reserves for related party receivables.

Inventories

Inventories are stated at the lower of cost (determined on a weighted average basis) or market. The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost. As of September 30, 2009, no allowance to write down inventories to their fair market value is considered necessary.

The Company’s cattle are classified as reproduction cattle and raised cattle.

Cattle used to produce sperm seeds are classified as reproduction cattle and recorded within property, plant and equipment. The cost of reproduction cattle purchased was recorded at cost. The cost of self-cultivated reproduction cattle was recorded at its proportionate cost of sperm seed, breeding, depreciation, labor cost, and other cost related to its cultivation through the date these cattle were selected as reproduction cattle. Prior to becoming reproduction cattle, they are classified as inventory.

Costs of raised animals for sale include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of maintenance through the balance sheet date. Purchased cattle are carried at purchase cost plus costs of maintenance through the balance sheet date.

Costs of sperm seeds include consumption of breeding feeds by reproduction cattle after they are selected as reproduction cattle and start producing sperm seeds, proportionate depreciation of reproduction cattle and other PP&E, and labor costs.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Cattle for reproduction are recorded at cost less any accumulated depreciation and any accumulated impairment losses.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets as set out below. Herd depreciation is affected by such factors as natural disasters, including insect infestations, epidemic disease and market demand changes.

Estimated Useful Life
Buildings	10-20 years
Machinery and equipment	5 years
Vehicle	10 years
Office equipment	5 years
Cattle for reproduction	5-8 years

Construction in progress

All direct and indirect costs related to the acquisition or construction of property, plant and equipment, incurred before the assets are ready for their intended uses, are capitalized as construction in progress. Those costs include borrowing costs, which include foreign exchange differences, on specific borrowings for the construction of the assets during the construction period.

Construction in progress is transferred to property, plant and equipment when it is ready for its intended use.

Land use rights

Land use rights acquired by the Company are amortized over the lives of ten to forty years on a straight-line basis.

Long-lived assets

The Company applies the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2009.

Capitalized interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Provision for product warranty

The Company generally provides a warranty relating to product defects for a specified period of time after sales to all customers. A warranty is not sold separately and is not considered a separate element of revenue. Sales returns are reduced to sales and its cost of goods sold when it incurred. However, as there were no products liability claims or product recalls since its inception, the Company did not accrue any provision for product warranty in these financial statements considering the low possibility of the potential costs for product liability lawsuits.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share” (codified in FASB ASC Topic 260). FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. As of September 30, 2009 and June 30, 2009, the Company has no dilutive securities.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company’s revenue consists of invoiced value of goods, net of a value-added tax (VAT) and product return or sales discount allowance. The Company records revenue net of sales rebates.

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). This VAT may be offset by VAT paid by the Company on purchases. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

VAT payables on sales were $54,886 and $94,552 for the three months ended September 30, 2009 and 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the PRC Government. VAT taxes are not affected by the income tax holiday. See “Income Taxes” below and Note 11.

Sales returns and allowances were $0 for both three months ended September 30, 2009 and 2008. The Company does not provide an unconditional right of return, price protection or any other concessions to its customers.

The Company had implemented sales rebates policy in 2006, in order to increase sales of semen and high-grade beef. Customers would receive sales rebates on monthly accumulated purchase quantity. Sales rebates were $673,119 and $763,638 for the three months ended September 30, 2009 and 2008. Sales rebates are accrued monthly.

For the three months ended September 30, 2009 and 2008, net revenue can be represented as follows:

	2009	2008
Gross revenue	$5,655,190	$4,092,567
Less: VAT	(54,886)	(94,552)
Sales rebate	(673,119)	(763,638)
Net revenue	$4,927,185	$3,234,377

Concentration of risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to the wide distribution of our products and shorter payment terms than is customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

The Company’s insurance coverage may not provide enough coverage in the event of damage or loss to its properties due to the limited business insurance products offered in China. If a natural disaster, fire, widespread disease or other significant event beyond the Company’s control occurred, all of the book value of the Company’s properties may be subject to write-off and, in such case, the Company would incur a significant loss thereon.

Advertising costs

The Company expenses advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising expense for three months ended September 30, 2009 and 2008 were $1,096 and $530, respectively.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

Commencing January 1, 2008, the PRC’s new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate formerly applicable to both DES and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs were eliminated.

The Company’s major products (sperms seeds and live cattle) were farm products and free of income tax under PRC taxation law. As for the Company’s beef products, it is subject to income tax of 25% for 2008 and 2009 under the EIT law.

See Note 11, Taxes Payable.

Government support

The Company receives two types of government support, which are loans (with interest or without interest) and government subsidies.

The loans granted to the Company are recorded as liabilities according to maturity date. Loans without maturity date are classified as current liabilities in special accounts payable. Others are classified as short-term loans and long-term loans due to the maturity date.

Government subsidies are recorded as subsidy income or deferred income according to its benefit period. The Company received approximately $1.9 million as subsidies from the Chinese Government from the Company’s inception through September 30, 2009. The Company has received $0 and $40,639, respectively during the three months ended September 30, 2009 and 2008.

Fair values of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (codified in FASB ASC Topic 820), requires the Company disclose estimated fair values of financial instruments. The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, marketable securities, trade bills and other receivables, deposits, trade bills and other payables approximate their fair values due to the short-term maturity of such instruments. See Note 10.

Research and development

Research and development costs are expensed as incurred and amounted to $0 and $0 for the three months ended September 30, 2009 and 2008, respectively, and are included in general and administrative expenses on the accompanying statements of income and other comprehensive income. Research and development costs are incurred on a project specific basis.

Statements of cash flows

In accordance with SFAS No. 95, “Statements of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per FASB ASC Topic 280, the Company operates in three segments based on nature of products and services: Sale of beef, live cattle trade and Sale of semen. See Note 15, Segment Reporting.

Recent accounting pronouncements

In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the first quarter of fiscal 2010. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 16, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,”  codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in notes to the Consolidated Financial Statements.

On August 28, 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the first reporting period (including interim periods) beginning after issuance, which is October 1, 2009 for the Company. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This Issue is effective for fiscal periods beginning on or after June 15, 2010, which is July 1, 2010 for the Company. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements that Include Software Elements,” which clarifies the accounting guidance for sales of tangible products containing both software and hardware elements. This Issue is effective for fiscal periods beginning on or after June 15, 2010, which is July 1, 2010 for the Company. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

On September 30, 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” to provide guidance within ASC Topic 820 on measuring the fair value of certain alternative investments in entities that calculate net asset values. This ASU is effective for interim and annual periods ending after December 15, 2009, which is June 30, 2010 for the Company. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Credit risks with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through its credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Bad debt expenses have been insignificant, and generally, the Company does not require collateral or other security to support accounts receivable.

Major Customers

•	During the three months ended September 30, 2009, the top five customers accounted for 45%, 18%, 14%, 11% and 11% of sales of live cattle.

As of September 30, 2009, the top five customers accounted for 11%, 5%, 0%, 11% and 17% of the Company’s outstanding accounts receivable.

•

During the three months ended September 30, 2009, the top five customers accounted for 5%, 4%, 4%, 4%, and 4% of sales of sperm seeds while the top five customers accounted for 2%, 0%, 2%, 6% and 0% of sperm seeds sales during the three months ended September 30, 2008.

As of September 30, 2009, the top five customers accounted for 2%, 1%, 1%, 1% and 0% of the Company’s outstanding accounts receivable. As of September 30, 2008, the top five customers accounted for 1%, 0%, 1%, 4% and 0% of the Company’s outstanding accounts receivable.

•

During the three months ended September 30, 2009, the top five customers accounted for 9%, 7%, 6%, 6%, and 5% of sales of beef products while the top five customers accounted for 10%, 8%, 2%, 2% and 3% of beef products sales during the three months ended September 30, 2008.

As of September 30, 2009, the top five customers accounted for 4%, 4%, 2%, 2% and 4% of the Company’s outstanding accounts receivable. As of September 30, 2008, the top five customers accounted for 6%, 5%, 0%, 2% and 2% of the Company’s outstanding accounts receivable.

NOTE 4 - OTHER RECEIVABLES

As of September 30 and June 30, 2009 (audited), other receivables include the following:

	September 30	June 30
Loans	$209,138	$26,128
Advances to employees	3,817	87,497
Others	23,528	13,587
Total amounts of other receivables	236,483	127,212
Less: Allowance of bad debts	(13,528)	(13,514)
Other receivables, net	$222,955	$113,698

As of September 30, 2009, the loan receivables were due from non-related companies which are, Fu Lai Wo Co., Ltd. and Hong Guo Co., Ltd. As of June 30, 2009, the loan receivables were due from non-related companies which are, Zhenghua Textile Co., Ltd; Association of Shaanxi Province, Beef Chaffy Dish Co., Ltd; and Yanglin Agriculture Engineering Centre. The above loans were non-interest bearing, unsecured and due on demand. Advances to employees are mostly prepayments for business operations.

NOTE 5 - INVENTORIES

Inventories consist of the following as of September 30 and June 30, 2009 (audited):

	September 30	June 30
Raw materials	$636,195	$93,165

Living cattle and sperm seeds	2,379,535	801,652
Finished goods	58,964	80,554
Packages	13,154	1,431
Low value supplies	2,069	2,067
Total	$3,089,917	$978,869

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of September 30 and June 30, 2009 (audited):

	September 30	June 30
Buildings	$4,450,556	$4,445,875
Machinery	570,811	570,210
Vehicle	19,836	19,815
Office equipment	38,022	34,235
Cattle for reproduction	254,500	241,084
Total costs	5,333,725	5,311,219
Less: Accumulated Depreciation	(1,823,962)	(1,725,288)
Net	$3,509,763	$3,585,931

Depreciation expense for the three months ended September 30, 2009 and 2008 was $96,807 and $95,585, respectively.

NOTE 7 - LAND USE RIGHTS

The amortization of the land use right as of September 30 and June 30, 2009 (audited) were:

	September 30	June 30
Land of use right	$58,058	$57,997
Less: accumulated amortization	(45,983)	(45,935)
Net	$12,075	$12,062

Amortization expenses of intangible assets for years after September 30, 2009 are as follows:

Year ended June 30, 2010	$5,530
Year ended June 30, 2011	5,530
Year ended June 30, 2012	1,015
Total	$12,075

NOTE 8 - OTHER PAYABLES

Other payables consist of the following as of September 30 and June 30, 2009 (audited):

	September 30	June 30
Loans	$119,636	$35,355
Sales rebate	263,046	221,073
Payable to employees	14,852	114,253
Deposit	7,312	7,743
Others	453	91,763
Total	$405,300	$470,187

The loans at September 30, 2009 were due to Aidi Investment Co., Ltd., Shaanxi Joint Construction Co., Ltd., Fu Nong Livestock Co., Ltd., Shaanxi Improved Livestock Breeding Farm and Hua Yu You Gang Co., Ltd. The loans at June 30, 2009 were due to Shaanxi Joint Construction Co., Ltd.; Fu Nong Livestock Co., Ltd.; and Dali Lv Ao Co., Ltd. and others. All loans are for working capital purpose and were non-interest bearing, unsecured and due on demand.

NOTE 9 - LOANS PAYABLE

At September 30 and June 30, 2009 (audited), loans payable consisted of the following:

Description	September 30	June 30,
Agricultural Bank of China Fufeng County Branch:
Due on December 29, 2009. Interest only payable monthly at 0.5265%	$292,500	$292,193
Fufeng County Rural Credit Union Duanjia Branch:
Due on April 15, 2010. Interest only payable monthly at 0.798%.	241,313	241,059
Due on February 21, 2011. Interest only payable monthly at 0.96%.	489,938	489,423
China Development Bank Shaanxi Branch:
Due on September 26, 2011. Interest only payable monthly at 5.76%.	424,125	511,337
Red Sun (customer):
Non-interest bearing and due on demand.	73,125	73,048
Liu En-ke:
Non-interest bearing and due on demand.	99,450	-
Farmers:
Non-interest bearing and due on demand.	141,863	141,713
Total amounts of loans payable	1,762,314	1,748,773

Less: Current Portion	(848,251)	(748,013)

Total Long-term Loans	$914,063	$1,000,760

Loans from banks were secured by the office building, workshop and land use rights. Loans from other companies are unsecured.

The combined aggregate amounts of maturities for all long-term loans as of September 30, 2009 are as follows:

Twelve month period ended September 30,	Amount
2010	$-
2011	914,063

Total	$914,063

The fair value of loan payables at an imputed interest rate of 6% and an estimated payment date of June 30, 2010 is approximately $1,687,000.

NOTE 10 - SPECIAL ACCOUNTS PAYABLE

The Company’s business of breeding Qinchuan cattle and selling cattle semen is encouraged by the local government, which provides assistance to the Company to develop the market for Qinchuan cattle. The Company obtained non-interest bearing loans from the government, business associates and the World Bank, which had to be used for specific purposes, such as purchasing cattle and building cow-houses for farmers. There is no minimum contractual term for the loans. The loans are repayable after the business of breeding Qinchuan Cattle becomes profitable in the local area. Such loans are classified as current liabilities because they are due on demand. However, as of September 30 and June 30, 2009, the Company does not foresee the loans will be repaid in the short term. At September 30 and June 30, 2009 (audited), special accounts payable consisted of the following:

Description	September 30	June 30
Fufeng County Financial Bureau:

Non-interest bearing	$58,500	$43,828
Baoji City Science and Technology Bureau:
Non-interest bearing	73,125	73,048
Agriculture Integrative Development World Bank Credit Financing Department:
Non-interest bearing	237,000	403,213
Shaanxi Province Allocated Funds:
Non-interest bearing	290,921	-
Shanxi Qinchuan Cattle Co., Ltd.
Non-interest bearing	-	58,439
Beijing Nonghuo Project Center
Non interest bearing	29,250	29,219

Total Special Accounts Payable	$688,796	$607,747

The fair value of special accounts payables at an imputed interest rate of 6% and an estimated payment date of June 30, 2010 is approximately $659,000.

NOTE 11 - TAXES PAYABLE

Taxes payables consist of the following as of September 30 and June 30, 2009 (audited):

	September 30	June 30
VAT payable	$1,071,265	$977,429
Income tax payable	1,309,604	979,265
Other levies	68,407	65,387
Total	$2,449,276	$2,022,081

Baoji Wuyin is governed by the EIT Law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% (starting from 2008) on income reported in the statutory financial statements after appropriate tax adjustments.

Two of the Company’s major products, sperm seeds and live cattle, were both farm products and free of income tax under PRC taxation law. However, beef products are still subject to the full income tax provision under the EIT Law. The tax exempt income in the table below represents the tax exemption for the sperm seeds and live cattle business.

The Company had taxable income of $175,123 and $1,316,554 for the three months ended September 30, 2008 and 2009, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2009 and 2008:

	2009	2008
Tax at federal statutory rate	34%	34%
Tax rate difference	(9%)	(9%)
Benefit of net operating loss carry forward	-	(12%)
Tax exempt income	(13%)	(11%)
Tax per financial statements	12%	2%

NOTE 12 - RELATED PARTY TRANSACTIONS

Related Party Receivables consist of the following as of September 30 and June 30, 2009 (audited):

	Relationship	September 30	June 30

Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd.	Affiliate	$643,539	$684,655
Fufeng County Cattle Association	Trade Association	67,711	297,578
Shaanxi Province Qinchuan Cattle Trade Association	Trade Association	160,188	139,070
Shaanxi Qinchuan Cattle Co., Ltd.	Affiliate	-	8,478
Mr.Zan Zhizhou	Officer	41,236	-
Mr.Zan Junfu	Baoji Wuyin Executive	146	146
Mr.Zan Yongheng	Baoji Wuyin Executive	72,685	146
Mr.Zan Gaochao	Baoji Wuyin Executive	73	73
Total amount due from related parties		985,578	1,130,146
Less: Current Portion		(608,449)	(646,227)
Due from related parties - long-term		$377,129	$483,919

Related Party Payables consist of the following as of September 30 and June 30, 2009 (audited):

	Relationship	September 30	June 30
Mr. Zan Wuyin	Officer	$631,069	$592,702
Aidi Investment Inc.	Affiliate	462,757	360,003
Mr. Zan Zhizhou	Officer	158,682	129,295
Mr. Divid To	Baoji Wuyin Executive	29,981	-
Shaanxi Province Qinchuan Cattle Trade Association	Trade Association	2,048	-
Shaanxi Qinchuan Cattle Co., Ltd.	Affiliate	874,006	764,084
Total		$2,158,543	$1,846,084

The Company, Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd., Shaanxi Qinchuan Cattle Co., Ltd. and Aidi Investment Inc. are related through common ownership interest. The trade associations were established by Baoji Wuyin to assist business operations such as certification, consultation and researches, etc. However, except for Shaanxi Province Qinchuan Cattle Trade Association (“Shaanxi Association”) and Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd. (“F&B”), other trade associations did not have operational transactions with the Company, merely lending or borrowing funds for working capital purposes. All borrowings were non-interest bearing, unsecured, without priority and convertibility and due on demand. As these payables are without maturity date, the fair values of related party payables are the book value of such payables. Shaanxi Association and F&B are the Company’s main customers of beef products. In the three months ended September 30, 2009, the Company’s sale to Shaanxi Association was 7% and a sale to F&B was 9% of total sales, respectively.

The fair value of related party payables at imputed interest rate of 6% and estimated payment date of June 30, 2010 is approximately $2,066,000.

NOTE 13 - STATUTORY RESERVE

As stipulated by the Company Law of the PRC executed in 2006, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1. Making up cumulative prior years’ losses, if any;

2. Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

3. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund,” which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees. This reserve is no longer required for the foreign invested enterprises since 2006;

4. Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

According to the new Company Law of the PRC executed in 2007, the Company is not required to reserve the “Statutory common welfare fund.” Accordingly, the Company did not reserve the common welfare fund in 2009.

In accordance with the Company Law, the Company allocated $219,684 to statutory reserve at September 30, 2009.

NOTE 14 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 15 - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

In order to more clearly delineate the allocation of operating expenses and other income/expenses, almost all of the major profit and loss accounts items were designated as measures to monitor the Company’s segmental operations. Asset information of each segment is not reviewed by the management to assess segment performance. During the three months ended September 30, 2009 and 2008, the CEO and CFO determined the Company was organized into three main business segments: (1) beef products, (2) live cattle and (3) sperm seeds. There were no transactions between segments and all segments are part of Baoji Wuyin. The following table presents a summary of material operating information by segment for three months ended September 30, 2009 and 2008:

	2009	2008
Revenue
Beef products	$2,604,962	$2,206,900
Live cattle	1,021,255	119,508
Sperm seeds	1,300,967	907,969
Consolidated	$4,927,185	$3,234,377

Gross profit
Beef products	$1,403,161	$1,181,752
Live cattle	231,392	24,820
Sperm seeds	1,281,042	888,123
Consolidated	$2,915,595	$2,094,695

Income before income taxes
Beef products	$1,360,143	$1,077,967

Live cattle	224,308	22,643
Sperm seeds	1,241,827	810,242
Un-allocated	(133,789)	(21,489)
Consolidated	$2,692,489	$1,889,364

Net income
Beef products	$1,031,005	$1,034,187
Live cattle	224,308	22,643
Sperm seeds	1,241,827	810,242
Un-allocated	(133,789)	(21,489)
Consolidated	$2,363,351	$1,845,583

Un-allocated losses are primarily related to general corporate expenses.

NOTE 16 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock with $.001 par value per. As of September 30 and June 30, 2009 (audited), the Company had 10,000,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Registration Statement. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP). Certain information contained below and elsewhere in this Registration Statement, including information regarding our plans and strategy for our business, constitutes forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Overview

We were incorporated in September 2007 in New Jersey and reincorporated in Delaware in July 2009. We have a representative office in Xi’an, Shaanxi Province, PRC, where our operating subsidiary, Baoji Wuyin, is headquartered. Baoji Wuyin was incorporated in June 1998 in Fufeng County, China. Our principal business, through Baoji Wuyin, is the breeding and fattening of Qinchuan beef cattle, processing of beef products, and the selling of cattle semen. The principal market for our products is in China, although we plan to develop an export market in the Middle East.

Pursuant to a Share Exchange Agreement by and among CCHC and the shareholders of all of the outstanding shares of Baoji Wuyin in December 2007, we acquired 100% of the issued and outstanding shares of Baoji Wuyin.

Our fiscal year ends on June 30. In the discussion below, we refer to the three months ended September 30, 2009 at “2010 Q1” and to the three months ended September 30, 2008 as “2009 Q1.”

Trends

We plan to construct the standard fattening base of Qinchuan beef cattle for the production of 20,000 cattle per year and a self-owned production line in Yangling Agricultural District which is the exclusive agricultural technology R&D zone in China. Completion of this project, which is expected during 2010, will enable us to produce fresh beef, which is the largest consumption market in the Chinese beef industry, through our own factory rather than engaging third-party processers. Further, we expect to increase our market share of cooked beef through increased production, expand our marketing network, and commence exports to certain Middle East countries. We expect to manage our budgets closely and control our costs effectively in order to minimize the impact of these projects on our operations and net income.

Some enterprises in the Chinese beef industry experienced losses in 2008 due to the decrease of prices in the retail market and the increase of prices in the wholesale market. However, since we operate in the wholesale market, we were not adversely impacted by retail prices. In the three months ended September 30, 2009 (2010 Q1), we substantially increased our sales of fattened cattle, resulting in a more balanced product mix. Sales of fattened cattle for 2010 Q1 accounted for 20.6 % of revenue compared to 3.7% in 2009 Q1. Consequently, our sales of cooked beef products, expressed as a percentage to total revenues, decreased from 68.2% in 2009 Q1 to 52.9% in 2010 Q1. We expect this trend towards a more balanced product mix between our sales of cooked beef products and fattened cattle to continue in the future, with sales of frozen semen remaining relatively stable.

We also benefit from the policies and support of the government, including subsidies and favorable tax treatment, as discussed under Item 1. Business, above.

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

We had total assets of $18.2 million as of September 30, 2009, a 24.9% increase over total assets at September 30, 2008 of $14.5 million.

	2010 Q1	2009 Q1	Percent Change
Net Revenue	$ 4,927,185	$ 3,234,377	52.3%
Cost of Revenue	2,011,590	1,139,682	76.5%
Gross Profit	2,915,595	2,094,695	39.2%

Selling expense	15,280	8,112	88.4%
General and administrative expense	275,859	169,020	63.2%
Operating Income (Loss)	2,624,456	1,917,563	36.9%
Other Income (Expense)	68,033	(28,199)	(341.3%)
Income Before Income Taxes	2,692,489	1,889,364	42.5%
Income Tax Expenses	329,138	43,781	651.8%
Net Income	2,363,351	1,845,583	28.1%

Net Income

For 2010 Q1, the Company had net income of $ 2.4 million, a 28.1% increase over net income of $1.8 million for 2009 Q1. The increase in net income is primarily due to the ramping up of the Company’s live cattle production capabilities, which contributed $1.0 million in revenue in 2010 Q1. Increased revenues were offset by a higher cost of revenues associated with the increase in livestock headcount during the year. Cost of revenue is expected to benefit in future periods from capacity efficiencies. Gross profit margins declined due to the lower margins from sales of fattened cattle compared with the Company’s other products.

Net Revenue.

The Company has three principal product groups as shown in the table below:

Segment	2010 Q1%		2009 Q1%		Change	%
Cooked Beef	$ 2,604,962	52.9	$ 2,206,900	68.2	$ 398,062	18.0
Fattened Cattle	1,015,986	20.6	119,508	3.7	896,478	750.1
Semen	1,306,237	26.5	907,969	28.1	398,268	43.9
Total	$ 4,927,185	100.0	$ 3,234,377	100.0	$ 1,692,808	52.3

Net revenue for the three months ended September 30, 2009 (2010 Q1) increased 52.3% to $4.9 million compared to $3.2 million for the three months ended September 30, 2008 (2009 Q1). The principal factor in the increase of net revenues was the substantial increase in sales of fattened cattle, which rose to $1.0 million in 2010 Q1 from $0.1 million in 2009 Q1, representing 20.6% of net revenue in 2010 Q1. The increased sales of fattened cattle are primarily the result of the Company’s expanded infrastructure and production capacity efforts during 2008 and 2009, aided by the increased demand in China for cooked beef products. Sales of semen and cooked beef products, also increased, benefiting from the Company’s growing operations and marketing network. Translation differences between the Company’s functional currency, the RMB, and the U.S. dollar accounted for $0.08 million of the increase in 2010 Q1.

Products sales in 2009 Q1 were comprised principally of cooked beef products, which gained increased market acceptance during the period and benefited from promotional activities. Sales of semen in 2009 Q1 benefited from increased customer demand for Qinchuan Cattle, while sales of the Company’s fattened cattle was in its early stages and insignificant for the period.

Cooked beef products continued to be the Company’s primary product during the two periods under review, although the Company expects continued and significant growth in its sales of fattened cattle. The Company expects that sales growth of semen will experience moderate growth, as that market is coming to maturity. Cooked beef products and sales of fattened cattle provide the most substantial prospects for revenue growth due in large part to the Company’s expansion of its production capacity and the continuing market demand in China for premium beef products.

Cost of Revenue.

Segment	2010 Q1%		2009 Q1%		Change	%
Cooked Beef	$ 1,201,802	59.7	$ 1,025,148	90.0	$ 176,653	17.2
Fattened Cattle	789,864	39.3	94,689	8.3	695,175	734.2
Semen	19,925	1.0	19,846	1.7	79	0.4

Total	$ 2,011,590	100.0	$ 1,139,682	100.0	$ 871,908	76.5

Cost of revenue increased 76.5% to $2.0 million for 2010 Q1 compared to $1.1 million for 2009 Q1. Cost of revenue includes feedstuffs, raw materials, bull depreciation, wrap pages and wages. Cost of revenue rose in 2010 Q1 principally as a result of the larger number of livestock in production requiring a larger volume of feedstuffs and raw materials together with significant investment in fixed assets to increase production capacity. Investment in infrastructure in 2009 Q1 was not material. Cost of revenue is affected principally by prices of feedstuffs and raw materials, which remained relatively stable in 2010 Q1. Costs of revenue associated with sales of semen is expected to remain relatively stable in future periods in proportion to sales from this mature product group.

Gross profit for the three months ended September 30, 2009 was $2.9 million compared to $2.1 million for 2009 Q1. Gross profit margin decreased from 64.8% for 2009 Q1 to 59.2% for 2010 Q1. The significant decrease in gross profit margin is principally attributable to the shift in product mix caused by increased sales of fattened cattle which have a lower gross profit margin (2010 Q1: 22.3%; 2009 Q1: 20.8%) than sales of frozen semen (2010 Q1: 98.5; 2009 Q1: 97.8%) and cooked beef (2010 Q1: 53.9%; 2009 Q1: 53.5%). The margins for cooked beef benefited markedly by the addition of the Company’s premium-brand cooked products.

Operating Income/Expenses.

Total operating income rose 36.9% to $2.6 million in 2010 Q1 from $1.9 million in 2009 Q1. Operating expenses increased by 64.4% to $291,139 for 2010 Q1 compared to $177,132 for 2009 Q1. Selling expense increased 88.4% due to volume increases in revenues and benefiting from economies of scale as more production capacity has come into operation. The Company expanded its marketing activities and network of sales agents during 2010 Q1, reflecting its increased efforts to broaden the market for its products. Selling expenses in both periods under review benefited from lower advertising costs due to development costs incurred in prior periods.

General and administrative expense rose 63.2%, an increase of $106,839, during 2010 Q1 compared with 2009 Q1, in large part due to professional, administrative, employee costs and listing and financing costs. Listing and financing costs accounted for approximately an additional $130,000 during 2010 Q1.

Total other income (expense) – net increased significantly from a loss of $28,199 for 2009 Q1 to a gain of $68,033 for 2010 Q1.

Income Taxes.

The Company had taxable income of $175,123 and $1,316,554 for the three months ended September 30, 2008 and 2009, respectively.

Sales of two of the Company’s products, sperm and live cattle, are not subject to income tax under the EIT Law. Sales of cooked beef products are subject to the regular statutory rate of 25% under the EIT Law. The Company’s effective tax rate for fiscal year 2009 was 12%. The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2009 and 2008:

	2010 Q1	2009 Q1
Tax at federal statutory rate	34%	34%
Tax rate difference	(9%)	(9%)
Benefit of net operating loss carry forward	-	(12%)
Tax exempt income	(13%)	(11%)
Tax per financial statements	12%	2%

Net Comprehensive Income

Net comprehensive income, after accounting for a foreign currency transaction gain of $9,473 for 2010 Q1, was $2.4 million, compared with a foreign currency transaction gain of $1,187 for 2009 Q1, resulting in net comprehensive income of $1.8 million.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We will continue to meet these liquidity requirements with cash provided by operations, equity financing, and bank debt.

At September 30, 2009, we had cash of approximately $2.6 million, compared to $3.4 million at September 30, 2008.

Cash flows used in operating activities were $313,337 for 2010 Q1 compared to provided by operating activities of $560,081 for 2009 Q1. Cash flows damaged from increases in accounts receivable and inventories, which was offset by increases in accounts payable and taxes payable.

Cash flows used in investing activities rose to $1.1 million for 2010 Q1 compared to $0.5 million for 2009 Q1, principally due to a $1.1 million investment in the construction of the Company’s fattening facilities.

Cash flows provided by financing activities increased to $612,901 for 2010 Q1, compared to cash used in financing activities of $270,177 for 2009 Q1. As of September 30, 2009, the Company has total outstanding loans of $1.7 million (current portion $606,938). The Company’s outstanding loans include: (i) $424,125 from China Development Bank, which is due on September 26, 2011, with interest payable monthly at 5.76%; (ii) $241,313 from Fufeng County Rural Credit Union Duanjia Branch, which is due on April 15, 2010, with interest payable monthly at 0.798%; (iii) $489,938 from Fufeng County Rural Credit Union Duanjia Branch, which is due on February 21, 2011, with interest only payable monthly at 0.96%; (iv) $292,500 from Agricultural Bank of China Fufeng County Branch, which is due on December 29, 2009, with interest only payable monthly at 6.318%; (v) $73,125, non-interest bearing, due on demand from Red Sun, a customer; (vi) $99,450, non-interest bearing, due on demand from Liu En-ke, a customer; and (vii) $141,863, non-interest bearing, due on demand from farmers.

In addition, the Company obtained non-interest bearing loans due on demand of $688,796 from the provincial government, certain customers and affiliates and the World Bank for 2010 Q1, to be used for specified purposes, including the purchase of cattle and construction of cow-houses for farmers, as follows: (i) $58,500 from the Fufeng County Financial Bureau, (ii) $73,125 from Baoji City Science and Technology Bureau, (iii) $237,000 from Agriculture Integrative Development World Bank Credit Financing Department, (iv) $290,921 from Shaanxi Province Allocated Funds and (v) $29,250 from Beijing Nonghuo Project Center.

Loans due on demand are classified as current. However, based upon conversations with the respective lender, the Company does not expect any of the loans due on demand will be payable prior to June 30, 2010.

Capital Expenditures

For the twelve months ending September 30, 2010, we expect that our capital expenditures will be approximately $13.7 million, principally related to the construction of the proposed beef processing center and fattening base facilities in the Yangling District. We intend to expand the fattening capacity to 20,000 head per year during 2010. We expect to invest $2.2 million from available working capital before December 31, 2009 for the construction of increased production facilities. For the balance of the capital required for this project, we intend to secure private funds through the sale of our debt or equity securities or, if unavailable, bank financing. Sales of our securities will be subject to prevailing economic and market conditions as well as terms we are able to negotiate, if at all, with potential investors. There can be no assurance we will be able to secure the requisite funding for the planned expansion.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified the following accounting policies, described below, as the most critical to an understanding of our current financial condition and results of operations.

Impairment of Long-Lived Assets

We adopted ASC 360, “Property, Plant and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provision of APB Opinion No. 30, “reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Inventories and Herd Depreciation

Inventories are valued at the lower of costs (determined on a weighted average basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost. Costs of raised animals include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of maintenance through the balance sheet date. Purchased cattle are carried at purchase cost plus costs of maintenance through the balance sheet date.

Herd depreciation is affected by such factors as natural disasters, including insect infestations, epidemic disease, and market demand changes. As a result, the depreciation period is estimated by management according to the average life of the specific type of herd.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the first quarter of fiscal 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CATTLE HOLDING CORPORATION

Dated: November 16, 2009	By:	/s/ Xiao Duan
Xiao Duan
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ Yaru Du
Yaru Du
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	COMPANY TO ADVISE IF ANY MATERIAL CONTRACTS SINCE FORM 10 FILED

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002