Form 10-Q
period 2009-12-31
China Cattle Holding Corp
filed 2010-02-09
CIK 1470884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended December 31, 2009

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

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$4,058,771	$3,395,945
Accounts receivable	3,998,982	2,717,898
Other receivables, net	203,061	113,698
Inventories	3,356,796	978,869
Advances to suppliers	480,068	96,179
Due from related parties - current	366	646,227
Total Current Assets	12,098,044	7,948,816

Property, Plant & Equipment, net	3,472,197	3,585,931
Construction in progress	4,704,977	2,497,608
Due from related parties	585,395	483,919
Other assets	27,005	29,740
Total Assets	$20,887,618	$14,546,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term loans	$860,001	$748,013
Special accounts payable	637,645	607,747
Accounts payable and accrued expenses	69,752	30,101
Advances from customers	43,878	76,897
Other payables	294,668	470,187
Taxes payable	2,905,135	2,022,081
Due to related parties	1,912,135	1,846,084
Total Current Liabilities	6,723,214	5,801,110

Long-term loans	855,613	1,000,760
Total Liabilities	7,578,827	6,801,870

Stockholders’ Equity:
Common stock, par value $0.001, 100,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	544,703	534,703
Statutory surplus reserve	219,684	219,684
Retained earnings	13,070,080	7,523,209
Comprehensive losses	(535,676)	(543,452)
Total Stockholders' Equity	13,308,791	7,744,144
Total Liabilities and Stockholders' Equity	$20,887,618	$14,546,014

The accompanying notes form an integral part of these financial statements.

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2009	2008	2009	2008
Net Revenue	$12,210,937	$8,576,850	$7,283,752	$5,342,473
Cost of Revenue	5,959,342	3,970,185	3,947,752	2,830,503
Gross Profit	6,251,595	4,606,665	3,336,000	2,511,970

Operating Expenses:
Selling expense	42,080	19,599	26,800	11,487
General and administrative expenses	494,904	392,377	219,045	223,357
Total operating expenses	536,984	411,976	245,845	234,844

Operating Income	5,714,611	4,194,689	3,090,155	2,277,126

Other Income/ (Expenses):
Interest income/ (expenses)	(116,273)	(93,402)	(61,972)	(522,70)
Subsidy income	511,992	201,146	511,992	160,507
Other income	125,227	5,089	925	3,610
Other expenses	(2,128)	(29,323)	(160)	(138)
Total other income	518,818	83,510	450,785	111,709

Income Before Income Taxes	6,233,429	4,278,199	3,540,940	2,388,835

Provision for Income Taxes	686,558	338,996	357,420	295,215

Net Income	5,546,871	3,939,203	3,183,520	2,093,620

Other Comprehensive Income	7,776	1,252	(1,697)	65

Comprehensive income	$5,554,647	$3,940,455	$3,181,823	$2,093,685

Earnings per shares: Basic and diluted	$0.55	$0.39	$0.32	$0.21
Basic and diluted shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes form an integral part of these financial statements.

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,546,871	$3,939,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,696	179,369
Bad debt write back	(13,531)
(Increase) / decrease in current assets:
Accounts receivable	(1,278,278)	(1,317,078)
Receivables due from related party	(143,660)	(95,744)
Other receivables	(65,719)	539,153
Advances to suppliers	(383,847)	(8,463)
Inventories	(2,377,240)	(3,501,286)
Increase / (decrease) in current liabilities:
Accounts payable	45,703	984,260
Other payables	(182,049)	160,491
Advances from customers	(33,109)	45,704
Taxes payable	880,955	620,774
Total adjustments	(3,354,079)	(2,392,820)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,192,791	1,546,383

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	(2,281,152)	(955,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on borrowing from related party	577,308	43,775
Repayment by related party	176,095	209,182
Repayment of short-term loans	140,403	(70,040)
Repayment of long-term loans	(146,283)	(145,916)
NET CASH PROVIDED BY FINANCING ACTIVITIES	747,523	37,001

EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENT	3,664	1,376

NET INCREASE IN CASH AND CASH EQUIVALENT	659,162	627,674

CASH & CASH EQUIVALENT - BEGINNING BALANCE	3,395,945	571,253
CASH & CASH EQUIVALENT- ENDING BALANCE	$4,058,771	$1,200,303

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$128,315	$97,387
Income taxes	$-	$-

The accompanying notes form an integral part of these financial statements.

CHINA CATTLE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Cattle Holding Corporation (hereinafter as “China Cattle” or “the Company”) was incorporated on September 27, 2007 in New Jersey with authorized common stock of 100,000,000 shares and outstanding shares of 100,000 shares. Such outstanding shares were issued to Mr. Chenghai Du to hold in trust for five actual investors of Baoji Wuyin Green Food Co., Ltd. (hereinafter as “Baoji Wuyin”), a company formed under the laws of the People’s Republic of China (the “PRC”). The Company was set up to acquire the business of Baoji Wuyin in the future. In addition, China Cattle established a representative office in Xi’an, Shaanxi, China.

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

Pursuant to the Share Exchange Agreement by and among the Company and the shareholders of all outstanding shares of Baoji Wuyin, on December 12, 2007, Baoji Wuyin exchanged 100% of its common stock for all the issued and outstanding shares of the Company. The Company then owned 100% the issued and outstanding shares of Baoji Wuyin. Because the Company and Baoji Wuyin were under common control since September 2007, Baoji Wuyin’s financial statements were combined at historical cost into the Company from the date the Company acquired control. Therefore, the acquisition transaction (“the Merger”) was accounted for at historical cost in a manner similar to a pooling of interest.

On July 10, 2009, the Company reincorporated in the State of Delaware. In connection with the incorporation, the Company effected a one hundred (100) for one (1) stock split of its shares of common stock, $.001 par value. As a result, the Company had 10,000,000 shares of common stock outstanding as of July 10, 2009. Total authorized shares and par value remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and per share data were retroactively restated to reflect the stock split.

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

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 15).  The Company had previously reported its operations as three separate segments since the three operations were allocated in difference products.

Principle of consolidation

The accompanying consolidated balance sheets as of December 31, 2009 and June 30, 2009 and consolidated statements of income and comprehensive income for six and three month periods ended December 31, 2009 and 2008 include the accounts of the Company, the representative office of the Company and Baoji Wuyin, the Company’s wholly-owned subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The companies are related through common ownership. Therefore, the acquisition transaction was accounted for at historical cost in a manner similar to the pooling of interest. Furthermore, as the Company was formed prior to the Merger and lacked any significant operations, the consolidated financial statements include historical information prior to the Company’s incorporation and were prepared to give retroactive effect to reflect the historical activity of Baoji Wuyin since its inception. Therefore, this Merger was recorded as a recapitalization due to the Company’s lack of prior operations before the Merger.  Under such method, the stockholders’ equity of Baoji Wuyin was retroactively restated for the equivalent number of common shares currently held after giving effect to any differences in the par value to offset to paid-in-capital.  In addition, as the Company did not have any assets or liabilities as of the set-up date, there is no recapitalization.

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

Foreign currency transactions and comprehensive income (loss)

As of December 31, 2009 and for the period then ended, the accounts of Baoji Wuyin were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into US dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830), with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the then current exchange rate, stockholder’s equity is translated at historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220) as a component of shareholders’ equity.

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

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and were $535,676 and $543,452 as of December 31, 2009 and June 30, 2009, respectively.

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

Inventories

Inventories are stated at the lower of cost (determined on a weighted average basis) or market.  The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost. As of December 31, 2009, no allowance for writing down inventories to their fair market value is considered necessary.

The Company’s cattle are classified as reproduction and raised cattle, Cattle used to produce sperm seeds are classified as reproduction cattle and recorded as PP&E. The reproduction cattle purchased are recorded at cost. The cost of self-cultivated reproduction cattle was recorded at its proportionate cost of sperm seed, breeding, depreciation, labor cost, and other cost related to its cultivation through the date these cattle were selected as reproduction cattle. Prior to becoming reproduction cattle, they are classified as inventory.

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

As of December 31, 2009 and June 30, 2009 construction in progress amounted to $4,704,977 and $2,497,608 respectively, which included a “Yangling” project that amounted to $4,699,350 and $2,497,608. The Yangling project is comprised of three parts which include construction of barrier walls (fencing), installation and building of cow house, as at December 31, 2009, the three parts were completed approximately 80%, 43% and 33% respectively,

Long-lived assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (codified in FASB ASC Topic 360). SFAS No. 144 requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended December 31, 2009.

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

VAT payables on sales were $173,585 and $276,633 for the six months ended December 31, 2009 and 2008, respectively, were $118,699 and $182,081 for the three months ended December 31, 2009 and 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the PRC Government. VAT taxes are not affected by the income tax holiday. See “Income Taxes” below and Note 11.

Sales returns and allowances were $0 for both six months ended December 31, 2009 and 2008. The Company does not provide an unconditional right of return, price protection or any other concessions to its customers.

The Company had implemented sales rebates policy in 2006, in order to increase sales of semen and high-grade beef. Customers would receive sales rebates on monthly accumulated purchase quantity. Sales rebates were $1,319,944 and $984,133 for the six months ended December 31, 2009 and 2008, were $646,825 and $220,495 for the three months ended December 31, 2009 and 2008. Sales rebates are accrued monthly.

For the six months ended December 31, 2009 and 2008, net revenue is summarized as follows:

	2009	2008
Gross revenue	$13,704,466	$9,837,616
Less: VAT	(173,585)	(276,633)
Sales rebate	(1,319,944)	(984,133)
Net revenue	$12,210,937	$8,576,850

For the three months ended December 31, 2009 and 2008, net revenue is summarized as follows:

	2009	2008
Gross revenue	$8,049,276	$5,745,049
Less: VAT	(118,699)	(182,081)
Sales rebate	(646,825)	(220,495)
Net revenue	$7,283,752	$5,342,473

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

The Company’s insurance may not provide enough coverage in the event of damage or loss to its properties due to the limited business insurance products offered in China. If a natural disaster, fire, widespread disease or other significant event beyond the Company’s control occurred, all of the book value of the Company’s properties may be subject to write-off and, in such case, the Company would incur a significant loss thereon.

Advertising costs

The Company expenses advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising expense for six months ended December 31, 2009 and 2008 were not material.

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

See Note 10, Taxes Payable.

Government support

The Company receives two types of government support, which are loans (with interest or without interest) and government subsidies.

The loans granted are recorded as liabilities according to maturity date. Loans without maturity date are classified as current liabilities in special accounts payable. Others are classified as short-term loans and long-term loans due to the maturity date.

Government subsidies are recorded as subsidy income or deferred income according to its benefit period. The Company has received approximately $2.4 million as subsidies from the Chinese Government from the Company’s inception through the balance sheet date. The Company has received $511,992 and $201,146, respectively for the six months ended December 31, 2009 and 2008.

Fair values of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (codified in FASB ASC Topic 820), requires the Company disclose estimated fair values of financial instruments. The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, marketable securities, trade bills and other receivables, deposits, trade bills and other payables approximate their fair values due to the short-term maturity of such instruments. See Note 9.

Research and development

Research and development costs are expensed as incurred and amounted to $0 and $0 for the six months ended December 31, 2009 and 2008, respectively, and are included in general and administrative expenses on the accompanying statements of income and other comprehensive income. Research and development costs are incurred on a project specific basis.

Statements of cash flows

In accordance with SFAS No. 95, “Statements of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per FASB ASC Topic 280, the Company operates in three segments based on nature of products and services: of beef, live cattle trade and of semen. See Note 14, Segment Reporting.

Recent accounting pronouncements

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

Major Customers

•
During the six months ended December 31, 2009, the top five customers accounted for 17%, 15%, 15%, 11% and 10% of sales of live cattle while the top two customers accounted for 48% and 47% of live cattle sales during the six months ended December 31, 2008. And the top five customers accounted for 31%, 22%, 20%, 15% and 12% of sales of live cattle during the three months ended December 31, 2009 while the top two customers accounted for 50% and 50% of live cattle sales during the three months ended December 31, 2008.

As of December 31, 2009, the top customers accounted for approximately 7%, 13%, 9%, 6% and 1% of the Company’s outstanding accounts receivable. As of December 31, 2008, the top one customer accounted for approximately 37% of the Company’s outstanding accounts receivable.

•
During the six months ended December 31, 2009, no customer accounted for 10% or more of sales of sperm seeds while the top one customer accounted for 10% of sperm seeds sales during the six months ended December 31, 2008. No customer accounted for 10% or more of sales of sperm seeds during the three months ended December 31, 2009 while the top one customer accounted for 16% of sperm seeds sales during the three months ended December 31, 2008.

As of December 31, 2008, the top customer accounted for approximately  4% of the Company’s outstanding accounts receivable.

•	During the six months and three months ended December 31, 2009 and 2008, no customer accounted for 10% or more of sales of beef products.

NOTE 4 - OTHER RECEIVABLES

As of December 31 and June 30, 2009 (audited), other receivables include the following:

	December 31	June 30
Loans to third parties	$190,137	$26,128
Advances to employees	2,924	87,497
Others	10,000	13,587
Total amounts of other receivables	203,061	127,212
Less: Allowance for bad debts	-	(13,514)
Other receivables, net	$203,061	$113,698

As of December 31, 2009, the loan receivables were due from non-related companies which are, Fu Lai Wo Co., Ltd. and Hong Guo Co., Ltd. As of June 30, 2009, the loan receivables were due from non-related companies which are, Zhenghua Textile Co., Ltd; Association of Shaanxi Province, Beef Chaffy Dish Co., Ltd; and Yanglin Agriculture Engineering Centre. The above loans were non-interest bearing, unsecured and due on demand, and used for business operation. Advances to employees are mostly prepayments for business operations.

NOTE 5 - INVENTORIES

Inventories consist of the following as of December 31 and June 30, 2009 (audited):

	December 31	June 30
Raw materials	$492,955	$93,165
Living cattle and sperm seeds	2,805,627	801,652
Finished goods	48,317	80,554
Other	9,897	3,498
Total	$3,356,796	$978,869

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 and June 30, 2009 (audited):

	December 31	June 30
Buildings	$4,450,817	$4,445,875
Machinery	608,063	570,210
Vehicle	19,837	19,815
Office equipment	60,066	34,235
Cattle for reproduction	254,515	241,084
Total costs	5,393,298	5,311,219
Less: Accumulated Depreciation	(1,921,102)	(1,725,288)
Net	$3,472,196	$3,585,931

Depreciation expenses for the six months ended December 31, 2009 and 2008 was $191,035 and $150,941 respectively. Depreciation expenses for the three months ended December 31, 2009 and 2008 was $94,228 and $55,356 respectively.

NOTE 7 - OTHER  PAYABLES

Other payables consist of the following as of December 31 and June 30, 2009 (audited):

	December 31	June 30
Loans	$119,636	$35,355
Sales rebate	167,335	221,073
Payable to employees	7,507	114,253
Other	190	99,506
Total	$294,668	$470,187

The loans at December 31, 2009 were due to Aidi Investment Co., Ltd., Shaanxi Joint Construction Co., Ltd., Fu Nong Livestock Co., Ltd., Shaanxi Improved Livestock Breeding Farm and Hua Yu You Gang Co., Ltd. The loans at June 30, 2009 were due to Shaanxi Joint Construction Co., Ltd.; Fu Nong Livestock Co., Ltd.; and Dali Lv Ao Co., Ltd. and others. All loans are for working capital purpose and were non-interest bearing, unsecured and due on demand.

NOTE 8 - LOANS PAYABLE

At December 31 and June 30, 2009 (audited), loans payable consisted of the following:

Description	December 31	June 30,
Agricultural Bank of China Fufeng County Branch:
Due on June 21, 2010. Interest only payable monthly at 6.318%.	$292,517	$292,193
Fufeng County Rural Credit Union Duanjia Branch:
Due on April 15, 2010. Interest only payable monthly at 0.798%.	241,327	241,059
Due on February 21, 2011. Interest only payable monthly at 0.96%.	489,967	489,423
China Development Bank Shaanxi Branch:
Due on September 26, 2011. Interest only payable monthly at 5.76%.	365,646	511,337
Red Sun (customer):
Non-interest bearing and due on demand.	73,129	73,048
Fufeng County Local Bureau of Finance
Non-interest bearing and due on demand.	43,878	-
Baoji Science and Technology Committee
Non-interest bearing and due on demand.	73,129	-
Farmers:
Non-interest bearing and due on demand.	136,021	141,713
Total loans payable	1,715,614	1,748,773

Less: Current Portion	(860,001)	(748,013)

Total Long-term Loans	$855,613	$1,000,760

Loans from banks were secured by the office building, workshop and land use rights. Loans from other companies are unsecured.

The combined aggregate amounts of maturities for all long-term loans as of December 31, 2009 are as follows by years:

Year	Amount
2011	$855,613

The fair value of loan payables at imputed interest rate of 6% and estimated payment date of June 30, 2010 is approximately $831,000.

NOTE 9 - SPECIAL ACCOUNTS PAYABLE

The Company’s business of breeding Qinchuan cattle and selling cattle semen is encouraged by the local government, which provides assistance to the Company to develop the market for Qinchuan cattle. The Company obtained non-interest bearing loans from the government, business associates and the World Bank, which had to be used for specific purposes, such as purchasing cattle and building cow-houses for farmers. There is no minimum contractual term for the loans. The loans are repayable after the business of breeding Qinchuan Cattle becomes profitable in the local area. Such loans are classified as current liabilities because they are due on demand.  However, as of December 31 and June 30, 2009, the Company does not foresee the loans will be repaid in the short term.  At December 31 and June 30, 2009 (audited), special accounts payable consisted of the following:

Description	December 31	June 30

Fufeng County Financial Bureau:	$14,626	$43,828

Baoji City Science and Technology Bureau:	-	73,048

Agriculture Integrative Development World Bank Credit Financing Department:	237,014	403,213

Shaanxi Province Allocated Funds:	298,250	-

Shanxi Qinchuan Cattle Co., Ltd.	-	58,439

Beijing Nonghuo Project Center	87,755	29,219

Total Special Accounts Payable	$637,645	$607,747

The fair value of special accounts payables at imputed interest rate of 6% and estimated payment date of June 30, 2010 is approximately $619,000.

NOTE 10 - TAXES PAYABLE

Taxes payables consist of the following as of December 31 and June 30, 2009 (audited):

	December 31	June 30
VAT payable	$1,166,357	$977,429
Income tax payable	1,666,795	979,265
Other levies	71,983	65,387
Total	$2,905,135	$2,022,081

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

The Company had a taxable income of approximately $1,355,984 and $1,611,169 for the six months and three months ended December 31, 2008 respectively, and taxable income from selling processed beef of approximately $2,746,231 and $1,429,677 for the six months and three months ended December 31, 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2009 and 2008:

	2009	2008
Tax at federal statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Benefit of net operating loss carry forward	-	(1)%
Tax exempt income	(14)%	(16)%
Tax per financial statements	11%	8%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2009 and 2008:

	2009	2008
Tax at federal statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Benefit of net operating loss carry forward	-	-
Tax exempt income	(15)%	(13)%
Tax per financial statements	10%	12%
NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Receivables consist of the following as of December 31 and June 30, 2009 (audited):

	Relationship	December 31	June 30

Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd.	Affiliate	$195,229	$684,655
Fufeng County Cattle Association	Trade Association	84,706	297,578
Shaanxi Province Qinchuan Cattle Trade Association	Trade Association	193,547	139,070
Shaanxi Qinchuan Cattle Co., Ltd.	Affiliate	-	8,478
Mr.Zan Zhizhou	Officer	39,370	-
Mr.Zan Junfu	Baoji Wuyin Executive	146	146
Mr.Zan Yongheng	Baoji Wuyin Executive	72,689	146
Mr.Zan Gaochao	Baoji Wuyin Executive	73	73
Total amounts of Due from related parties		585,761	1,130,146
Less: Current Portion		(366)	(646,227)
Due from related parties - long-term		$585,395	$483,919

Related Party Payables consist of the following as of December 31 and June 30, 2009 (audited):

	Relationship	December 31	June 30
Mr. Zan Wuyin	Officer	$280,647	$592,702
Aidi Investment Inc.	Affiliate	535,914	360,003
Mr. Zan Zhizhou	Officer	157,015	129,295
GM Zan	General Manager	36,210	-
Shaanxi Province Qinchuan Cattle Trade Association	Trade Association	2,048	-
Shaanxi Qinchuan Cattle Co., Ltd.	Affiliate	900,301	764,084
Total		$1,912,135	$1,846,084

The company, Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd., Shaanxi Qinchuan Cattle Co., Ltd. and Aidi Investment Inc. are related through common ownership. The trade associations were established by Baoji Wuyin to assist business operations such as certification, consultation and researches, etc. However, except for Shaanxi Province Qinchuan Cattle Trade Association (“Shaanxi Association”) and Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd. (“F&B”), other trade associates did not have operational transactions with the Company, merely lending or borrowing funds for working capital purposes. All borrowings were non-interest bearing, unsecured, without priority and convertibility and due on demand. As these payables are without maturity date, the fair values of related party payables are the book value of such payables. Shaanxi Association and F&B are the Company’s main customers of beef products. In the six months ended December 31, 2009, the Company’s sale to Shaanxi Association was 4% and a sale to F&B was 4% of total sales, respectively.

The fair value of related party payables at imputed interest rate of 6% and estimated payment date of December 31, 2010 is approximately $1,857,000.

NOTE 12 - STATUTORY RESERVE

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

In accordance with the Company Law, the Company allocated $219,684 to statutory reserve at December 31, 2009.

NOTE 13 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 14 - SEGMENT REPORTING

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

	2009	2008
Revenue
Beef products	$5,773,103	$4,610,548
Live cattle	4,076,850	2,293,660
Sperm seeds	2,360,984	1,672,642
Consolidated	$12,210,937	$8,576,850

Gross profit
Beef products	$2,981,505	$2,496,777
Live cattle	946,864	472,792
Sperm seeds	2,323,226	1,637,096
Consolidated	$6,251,595	$4,606,665

Income before income taxes
Beef products	$3,056,054	$2,374,513
Live cattle	970,503	449,673
Sperm seeds	2,381,225	1,557,048
Un-allocated	(174,353)	(103,035)
Consolidated	$6,233,429	$4,278,199

Net income
Beef products	$2,369,496	$2,035,517
Live cattle	970,503	449,673
Sperm seeds	2,381,225	1,557,048
Un-allocated	(174,353)	(103,035)
Consolidated	$5,546,871	$3,939,203

Un-allocated losses are primarily related to general corporate expenses.

 NOTE 15 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock with $.001 par value per. As of December 31 and June 30, 2009 (audited), the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 16 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 29, 2010, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Registration Statement. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP). Certain information contained below and elsewhere in this Registration Statement, including information regarding our plans and strategy for our business, constitutes forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Information.”

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

Our fiscal year ends on June 30.

Trends

We plan to construct the standard fattening base of Qinchuan beef cattle for the production of 20,000 cattle per year and a self-owned production line in Yangling Agricultural District which is the exclusive agricultural technology R&D zone in China. Completion of this project, which is expected during 2010, will enable us to produce fresh beef, which is the largest consumption market in the Chinese beef industry, through our own factory rather than engaging third-party processors. Further, we expect to increase our market share of cooked beef through increased production, expand our marketing network, and commence exports to certain Middle East countries. We expect to manage our budgets closely and control our costs effectively in order to minimize the impact of these projects on our operations and net income.

Some enterprises in the Chinese beef industry experienced losses in 2008 due to the decrease of prices in the retail market and the increase of prices in the wholesale market. However, since we operate in the wholesale market, we were not adversely impacted by retail prices. In the six months and three months ended December 31, 2009, we substantially increased our sales of fattened cattle, resulting in a more balanced product mix. Sales of fattened cattle for the six months and three months ended December 31, 2009 accounted for 33.3 % and 41.9% of revenue respectively compared to 26.7% and 40.7% in the six months and three months ended December 31, 2008 respectively. Consequently, our sales of cooked beef products, expressed as a percentage to total revenues, decreased from 53.8% in the six months ended December 31, 2008 to 47.3% in the six months ended December 31, 2009, and decreased from 45.0% in the three months ended December 31, 2008 to 43.5% in the three months ended December 31, 2009. We expect this trend towards a more balanced product mix between our sales of cooked beef products and fattened cattle to continue in the future, with sales of frozen semen remaining relatively stable.

We also benefit from the policies and support of the government, including subsidies and favorable tax treatment, as discussed under Item 1. Business, above.

Results of Operations

Six months and three months ended December 31, 2009 compared with six months and three months ended December 31, 2008

We had total assets of $20.9 million as of December 31, 2009, a 100.4% increase over total assets at December 31, 2008 of $10.4 million.

	Six months ended December 31, 2009	Six months ended December 31, 2008	Percent Change
Net Revenue	$12,210,937	$8,576,850	42.3%
Cost of Revenue	5,959,342	3,970,185	50.1%
Gross Profit	6,251,595	4,606,665	35.7%
Selling expense	42,080	19,599	114.7%
General and administrative expense	494,904	392,377	26.1%
Operating Income (Loss)	5,714,611	4,194,689	36.2%
Other Income (Expense)	518,818	83,510	521.2%
Income Before Income Taxes	6,233,429	4,278,199	45.7%
Income Tax Expenses	686,558	338,996	102.5%
Net Income	$5,546,871	$3,939,203	40.9%

	Three months ended December 31, 2009	Three months ended December 31, 2008	Percent Change
Net Revenue	$7,283,752	$5,342,473	36.3%
Cost of Revenue	3,947,752	2,830,503	39.4%
Gross Profit	3,336,000	2,511,970	32.8%
Selling expense	26,800	11,487	133.3%
General and administrative expense	219,045	223,357	(1.9)%
Operating Income (Loss)	3,090,155	2,277,126	35.7%
Other Income (Expense)	450,785	111,709	303.5%
Income Before Income Taxes	3,540,940	2,388,835	48.2%
Income Tax Expenses	357,420	295,215	21.1%
Net Income	$3,183,520	$2,093,620	52.1%

Net Income.

For the six months and three months ended December 31, 2009, the Company had net income of $5.5 million and $3.2 million, a 40.9% and 52.1% increase over net income of $3.9 million and 2.1 $million for the six months and three months ended December 31, 2008 respectively. The increase in net income is primarily due to the ramping up of the Company’s live cattle production capabilities, which contributed $4.1 million and $3.0 million in revenue in the six months and three months ended December 31, 2009 respectively. Increased revenues were offset by a higher cost of revenues associated with the increase in livestock headcount during the year. Cost of revenue is expected to benefit in future periods from capacity efficiencies. Gross profit margins declined due to the lower margins from sales of fattened cattle compared with the Company’s other products.

Net Revenue.

The Company has three principal product groups as shown in the table below:

Segment	Six month ended December 31, 2009%		Six month ended December 31, 2008%		Change	%
Cooked Beef	$5,773,103	47.3	$4,610,548	53.8	$1,162,555	25.2
Fattened Cattle	4,066,691	33.3	2,293,660	26.7	1,773,031	77.3
Semen	2,371,143	19.4	1,672,642	19.5	698,501	41.8
Total	$12,210,937	100.0	$8,576,850	100.0	$3,634,087	42.4

Segment	Three month ended December 31, 2009%		Three month ended December 31, 2008%		Change	%
Cooked Beef	$3,166,202	43.5	$2,403,687	45.0	$762,515	31.7
Fattened Cattle	3,049,948	41.9	2,174,154	40.7	875,794	40.3
Semen	1,063,933	14.6	764,689	14.3	299,244	39.1
Total	$7,280,083	100.0	$5,342,530	100.0	$1,937,553	36.3

Net revenue for the six months and three months ended December 31, 2009 increased 42.4% and 36.3% to $12.2 million and $7.3 million compared to $8.6 million and $5.3 million for the six months and three months ended December 31, 2008. The principal factor in the increase of net revenues was the substantial increase in sales of fattened cattle, which rose to $4.1 million and $3.0 million in the six months and three months ended December 31, 2009 from $2.3 million and $2.2 million in six months and three months ended December 31, 2008, representing 33.3% and 41.9% of net revenue in six months and three months ended December 31, 2009. The increased sales of fattened cattle are primarily the result of the Company’s expanded infrastructure and production capacity efforts during 2008 and 2009, aided by the increased demand in China for cooked beef products. Sales of semen and cooked beef products, also increased, benefiting from the Company’s growing operations and marketing network. Translation differences between the Company’s functional currency, the RMB, and the U.S. dollar accounted for $0.008 million of the increase in the six months ended December 31, 2009.

Products sales in the six months and three months ended December 31, 2009 were comprised principally of cooked beef products, which gained increased market acceptance during the period and benefited from promotional activities. Sales of semen in the six months and three months ended December 31, 2009 benefited from increased customer demand for Qinchuan Cattle, while sales of the Company’s fattened cattle has increased steadily.

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

Cost of Revenue.

Segment	Six month ended December 31, 2009%		Six month ended December 31, 2008%		Change	%
Cooked Beef	$2,791,598	46.8	$2,113,771	53.2	$677,828	32.1
Fattened Cattle	3,129,986	52.5	1,820,870	45.9	1,309,116	71.9
Semen	37,758	0.7	35,545	0.9	2,212	6.2
Total	$5,959,342	100.0	$3,970,186	100.0	$1,989,156	50.1

Segment	Three month ended December 31, 2009%		Three month ended December 31, 2008%		Change	%
Cooked Beef	$1,588,902	40.2	$1,088,640	38.5	$500,262	46.0
Fattened Cattle	2,339,534	59.3	1,726,183	61.0	613,351	35.5
Semen	17,818	0.5	15,701	0.5	2,117	13.5
Total	$3,946,254	100.0	$2,830,524	100.0	$1,115,730	39.4

Cost of revenue increased 50.1% and 39.4% to $6.0 million and $4.0 million for the six months and three months ended December 31, 2009 compared to $4.0 million and $2.8 million for the six months and three months ended December 31, 2008. Cost of revenue includes feedstuffs, raw materials, bull depreciation, wrappages and wages. Cost of revenue rose in the six months and three months ended December 31, 2009 principally as a result of the larger number of livestock in production requiring a larger volume of feedstuffs and raw materials together with significant investment in fixed assets to increase production capacity. Investment in infrastructure in the six months and three months ended December 31, 2008 was not material. Cost of revenue is affected principally by prices of feedstuffs and raw materials, which remained relatively stable in six months and three months ended December 31, 2009. Costs of revenue associated with sales of semen is expected to remain relatively stable in future periods in proportion to sales from this mature product group.

Gross profit for the six months and three months ended December 31, 2009 was $6.3 million and $3.3 million compared to $4.6 million and $2.5 million for the six months and three months ended December 31, 2008.  Gross profit margin decreased from 53.7% and 47.0% for the six months and three months ended December 31, 2008 to 51.2% and 45.8% for the six months and three months ended December 31, 2009. The significant decrease in gross profit margin is principally attributable to the shift in product mix caused by increased sales of fattened cattle which have a lower gross profit margin (six months ended December 31, 2009: 23.0%; six months ended December 31, 2008: 20.6%; three months ended December 31, 2009: 23.3%; three months ended December 31, 2008: 20.6%) than sales of frozen semen (six months ended December 31, 2009: 98.4%; six months ended December 31, 2008: 97.9%; three months ended December 31, 2009: 98.3%; three months ended December 31, 2008: 97.9%) and cooked beef (six months ended December 31, 2009: 51.6%; six months ended December 31, 2008: 54.2%; three months ended December 31, 2009: 49.8%; three months ended December 31, 2008: 54.7%).

Operating Income/Expenses.

Total operating income rose 36.2% and 35.7% to $5.7 million and $3.1 million in the six months and three months ended December 31, 2009 from $4.2 million and $2.3 million in the six months and three months ended December 31, 2008. Operating expenses increased by 30.3% and 4.63% to $536,984 and $245,845 for the six months and three months ended December 31, 2009 compared to $411,976 and $234,844 for the six months and three months ended December 31, 2008. Selling expense increased 114.7% and 133.3% in the six months and three months ended December 31, 2009 respectively due to volume increases in revenues and benefiting from economies of scale as more production capacity has come into operation. The Company expanded its marketing activities and network of sales agents during the six months and three months ended December 31, 2009, reflecting its increased efforts to broaden the market for its products. Selling expenses in both periods under review benefited from lower advertising costs due to development costs incurred in prior periods.

General and administrative expense rose 26.1%, an increase of $102,527, during the six months ended December 31, 2009 compared with the six months ended December 31, 2008, in large part due to professional, administrative, employee costs and listing and financing costs. Listing and financing costs accounted for approximately $130,000 during the six months ended December 31, 2009. The expense for three months ended December 31, 2009 was at a same level to that of the three months in 2008.

Total other income (expense) – net increased from $83,510 and $111,709 for the six months and three months ended December 31, 2008 to $518,818 and $450,785 for the six months and three months ended December 31, 2009. This increase is attributable in part to a government subsidy received in this period which amounted to $511,992.

Income Taxes.

The Company had a taxable income of approximately $1,355,984 and $1,611,169 for the six months and three months ended December 31, 2008 respectively, and taxable income from selling processed beef of approximately $2,746,231 and $1,429,677 for the six months and three months ended December 31, 2009.

Sales of two of the Company’s products, sperm and live cattle, are not subject to income tax under the EIT Law. Sales of cooked beef products are subject to the regular statutory rate of 25% under the EIT Law. The Company’s effective tax rate for fiscal year 2009 was 12%. The following tables reconcile the U.S. statutory rates to the Company’s effective tax rate for the six months and three months ended December 31, 2009 and 2008:

	Six months ended December 31, 2009	Six months ended December 31, 2009
Tax at federal statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Benefit of net operating loss carry forward	-	(1)%
Tax exempt income	(14)%	(16)%
Tax per financial statements	11%	8%

	Three months ended December 31, 2009	Three months ended December 31, 2009
Tax at federal statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Benefit of net operating loss carry forward	-	-
Tax exempt income	(15)%	(13)%
Tax per financial statements	10%	12%

Net Comprehensive Income

Net comprehensive income, after accounting for a foreign currency transaction gain of $7,776 and loss of $1,697 for the six months and three months ended December 31, 2009, were $5.6 million and $3.2 million respectively, compared with a foreign currency transaction gain of $1,252 and $65 for the six months and three months ended December 31, 2008, resulting in net comprehensive income of $3.9 million and $2.1 million respectively.

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

At December 31, 2009, we had cash of approximately $4.1 million, compared to $1.2 million at December 31, 2008.

Cash flows provided by operating activities were $2,192,792 for the six months ended December 31, 2009 compared to that of $1,546,383 for the six months ended December 31, 2008. Cash flows damaged from increases in accounts receivable and inventories, which was offset by decreases in accounts payable and taxes payable.

Cash flows used in investing activities rose to $2.3 million for the six months ended December 31, 2009 compared to $1.0 million for the six months ended December 31, 2008, principally due to a $1.1 million investment in the construction of the Company’s fattening facilities.

Cash flows provided by financing activities increased to $747,523 for the six months ended December 31, 2009, compared to that of $37,001 for the six months ended December 31, 2008. As of December 31, 2009, the Company has total outstanding loans of $0.9 million (current portion $860,001). The Company’s outstanding loans include: (i) $365,646 from China Development Bank, which is due on September 26, 2011, with interest payable monthly at 5.76%; (ii) $241,327 from Fufeng County Rural Credit Union Duanjia Branch, which is due on April 15, 2010, with interest payable monthly at 0.798%; (iii) $489,967 from Fufeng County Rural Credit Union Duanjia Branch, which is due on February 21, 2011, with interest only payable monthly at 0.96%; (iv) $292,517 from Agricultural Bank of China Fufeng County Branch, which is due on June 21, 2010, with interest only payable monthly at 6.318%; (v) $73,129, non-interest bearing, due on demand from Red Sun, a customer; (vi) $136,021, non-interest bearing, due on demand from farmers; (vii) $43,878, non-interest bearing, due on demand from Fufeng County Local Bureau of Finance; (viii) $73,129, non-interest bearing, due on demand from Baoji Science and Technology Committee.

In addition, the Company obtained non-interest bearing loans due on demand of $637,645 from the provincial government, certain customers and affiliates and the World Bank for the six months ended December 31, 2009, to be used for specified purposes, including the purchase of cattle and construction of cow-houses for farmers, as follows: (i) $14,626 from the Fufeng County Financial Bureau, (ii) $237,014 from Agriculture Integrative Development World Bank Credit Financing Department, (iii) $298,250 from Shaanxi Province Allocated Funds and (v) $87,755 from Beijing Nonghuo Project Center.

Loans due on demand are classified as current. However, based upon conversations with the respective lender, the Company does not expect any of the loans due on demand will be payable prior to June 30, 2010.

Capital Expenditures

For the nine months ending September 30, 2010, we expect that our capital expenditures will be approximately $12.6 million, principally related to the construction of the proposed beef processing center and fattening base facilities in the Yangling District. We intend to expand the fattening capacity to 20,000 head per year during 2010. We expect to invest more $7.7 million from available working capital in 2010 for the construction of increased production facilities. For the balance of the capital required for this project, we intend to secure private funds through the sale of our debt or equity securities or, if unavailable, bank financing. Sales of our securities will be subject to prevailing economic and market conditions as well as terms we are able to negotiate, if at all, with potential investors. There can be no assurance we will be able to secure the requisite funding for the planned expansion.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We adopted ASC 360, “Property, Plant and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provision of APB Opinion No. 30, “reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

During the second quarter of fiscal 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA CATTLE HOLDING CORPORATION

Dated: February 9, 2010	By:	/s/ Xiao Duan
Xiao Duan
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 9, 2010	By:	/s/ Yaru Du
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