Form 10-Q
period 2010-03-31
China Cattle Holding Corp
filed 2010-05-14
CIK 1470884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2010

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

+(86-29) 8420-4991
(Issuer’s Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2010:  10,000,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalent	$5,248,370	$3,395,945
Accounts receivable	4,530,055	2,717,898
Other receivables, net	426,700	113,698
Inventories	2,950,344	978,869
Advances to suppliers	537,561	96,179
Due from related parties - current	1,071,004	646,227
Total Current Assets	14,764,034	7,948,816

Property, Plant & Equipment, net	3,384,221	3,585,931
Construction in progress	6,417,236	2,497,608
Due from related parties	-	483,919
Other assets	44,495	29,740

Total Assets	$24,609,986	$14,546,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term loans	$1,306,300	$748,013
Special accounts payable	637,748	607,747
Accounts payable and accrued expenses	318,213	30,101
Advances from customers	2,159	76,897
Other payables	390,066	470,187
Taxes payable	3,691,986	2,022,081
Due to related parties - current	1,132,841	1,846,084
Total Current Liabilities	7,479,313	5,801,110

Long-term loans	365,706	1,000,760
Total Liabilities	7,845,019	6,801,870

Stockholders’ Equity:
Common stock, par value $0.001, 100,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	544,703	534,703
Statutory surplus reserve	219,684	219,684
Retained earnings	16,521,916	7,523,209
Comprehensive losses	(531,336)	(543,452)
Total Stockholders' Equity	16,764,967	7,744,144
Total Liabilities and Stockholders' Equity	$24,609,986	$14,546,014

The accompanying notes form an integral part of these financial statements.

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
Net Revenue	$22,121,116	$15,652,553	$9,910,179	$7,075,703
Cost of Revenue	11,577,208	8,270,252	5,617,866	4,300,067
Gross Profit	10,543,908	7,382,301	4,292,313	2,775,636

Operating Expenses:
Selling expense	71,532	34,315	29,452	14,716
General and administrative expenses	752,511	523,960	257,607	131,583
Total operating expenses	824,043	558,275	287,059	146,299

Operating Income	9,719,865	6,824,026	4,005,254	2,629,337

Other Income/(Expenses):
Interest income/(expenses)	(161,296)	(117,078)	(45,023)	(23,676)
Subsidy income	640,563	201,213	128,571	67
Other income	126,172	5,226	945	137
Other expenses	(2,352)	(31,104)	(224)	(1,781)
Total other income/(expenses)	603,087	58,257	84,269	(25,253)

Income Before Income Taxes	10,322,952	6,882,283	4,089,523	2,604,084

Provision for Income Taxes	1,324,244	723,915	637,686	384,919

Net Income	8,998,708	6,158,368	3,451,837	2,219,165

Other Comprehensive Income	12,116	3,778	4,340	2,526

Comprehensive income	$9,010,824	$6,162,146	$3,456,177	$2,221,691

Earnings per shares: Basic and diluted	$0.90	$0.62	$0.35	$0.22
Basic and diluted shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes form an integral part of these financial statements.

CHINA CATTLE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,998,708	$6,158,368
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	298,630	259,356
Bad debt write back	(13,528)	-
(Increase) / decrease in current assets:
Accounts receivable	(1,808,266)	(4,104,749)
Receivables due from related party	(8,959,649)	-
Other receivables	(308,121)	520,305
Advances to suppliers	(441,155)	(122,320)
Inventories	(1,969,759)	(1,157,306)
Increase / (decrease) in current liabilities:
Accounts payable	294,083	802,722
Other payables	(86,663)	(682,372)
Advances from customers	(74,816)	9,228
Taxes payable	1,666,934	1,204,363
Total adjustments	(11,402,310)	(3,270,773)

NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	(2,403,602)	2,887,595

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	(88,257)	(440,702)
Payment of construction in progress	(3,915,516)	(1,545,843)
NET CASH USED IN INVESTING ACTIVITIES	(4,003,773)	(1,986,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Lending to related parties	(1,926,090)	-
Borrowing from related parties	1,061,652	518,111
Repayment to related party	(1,777,073)	-
Repayment by related party	10,946,304	-
Proceeds from short-term loans	944,729	433,517
Repayment of long-term loans	(994,482)	(145,965)
Proceeds from special payables	-	80,281
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,255,040	885,994

EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENT	4,760	3,578

NET INCREASE IN CASH AND CASH EQUIVALENT	1,852,425	1,790,572

CASH & CASH EQUIVALENT - BEGINNING BALANCE	3,395,945	571,254
CASH & CASH EQUIVALENT- ENDING BALANCE	$5,248,370	$2,361,826

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$177,967	$123,572
Income taxes	$-	$-

The accompanying notes form an integral part of these financial statements.

 CHINA CATTLE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND JUNE 30, 2009
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

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. As per FASB ASC Topic 280, the Company operates in three segments based on nature of products and services: Sale of beef products, live cattle trade and sale of sperm seeds (See Note 14).

Principle of consolidation

The accompanying consolidated balance sheets as of March 31, 2010 and June 30, 2009 and consolidated statements of income and comprehensive income for nine and three month periods ended March 31, 2010 and 2009 include the accounts of the Company, the representative office of the Company and Baoji Wuyin, the Company’s wholly-owned subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The companies are related through common ownership. Therefore, the acquisition transaction was accounted for at historical cost in a manner similar to the pooling of interest. Furthermore, as the Company was formed prior to the Merger and lacked any significant operations, the consolidated financial statements include historical information prior to the Company’s incorporation and were prepared to give retroactive effect to reflect the historical activity of Baoji Wuyin since its inception. Therefore, this Merger was recorded as a recapitalization due to the Company’s lack of prior operations before the Merger.  Under such method, the stockholders’ equity of Baoji Wuyin was retroactively restated for the equivalent number of common shares currently held after giving effect to any differences in the par value to offset to paid-in-capital.  In addition, as the Company did not have any assets or liabilities as of the set-up date, there is no recapitalization

Use of estimates

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

Foreign currency transactions and comprehensive income (loss)

As of March 31, 2010 and for the periods then ended, the accounts of Baoji Wuyin were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into US dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830), with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the then current exchange rate, stockholder’s equity is translated at historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220) as a component of shareholders’ equity.

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

Translations losses resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and were $531,336 and $543,452 as of March 31, 2010 and June 30, 2009, respectively.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. No allowance for doubtful accounts has been made in these financial statements since its inception, as the accounts were considered collectible in full.

Management reviews the changes in debtor’s payment patterns, frequency of transactions and coverage from related payables to evaluate the adequacy of the reserves for related party receivables.

Inventories

Inventories are stated at the lower of cost (determined on a weighted average basis) or market.  The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost. As of March 31, 2010, no allowance to write down inventories to their fair market value is considered necessary.

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

As of March 31, 2010 and June 30, 2009, construction in progress was $6,417,236 and $2,497,608, respectively, which included the “Yang Ling” project of $6,411,608 and $2,494,611. The Yang Ling project is comprised of three parts which include construction of barrier walls (fencing), installation and building of cow house.  As at March 31, 2010, the three parts were completed approximately 80%, 49% and 51%, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the periods ended March 31, 2010 and June 30, 2009.

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

VAT payables on sales were $336,167 and $436,998 for the nine months ended March 31, 2010 and 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the PRC Government. VAT taxes are not affected by the income tax holiday. See “Income Taxes” below and Note 11.

Sales returns and allowances were $0 for each of the nine months ended March 31, 2010 and 2009. The Company does not provide an unconditional right of return, price protection or any other concessions to its customers.

The Company implemented a sales rebate policy in 2006, in order to increase sales of semen and high-grade beef. Customers would receive sales rebates on monthly accumulated purchase quantity. Sales rebates were $2,057,876 and $1,415,835 for the nine months ended March 31, 2010 and 2009, and were $738,440 and $431,646 for the three months ended March 31, 2010 and 2009. Sales rebates are accrued monthly.

For the nine months ended March 31, 2010 and 2009, net revenue is summarized as follows:

	2010	2009
Gross revenue	$24,515,159	$17,505,386
Less: VAT	(336,167)	(436,998)
Sales rebate	(2,057,876)	(1,415,835)
Net revenue	$22,121,116	$15,652,553

For the three months ended March 31, 2010 and 2009, net revenue is summarized as follows:

	2010	2009
Gross revenue	$10,811,284	$7,667,723
Less: VAT	(162,665)	(160,374)
Sales rebate	(738,440)	(431,646)
Net revenue	$9,910,179	$7,075,703

Concentration of risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade accounts receivable and advance to suppliers. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to the wide distribution of our products and shorter payment terms than is customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

Advertising costs

The Company expenses advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising expense for the nine and three months ended March 31, 2010 and 2009 were not material.

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

The Company’s major products (sperms seeds and live cattle) were farm products and free of income tax under PRC taxation law. As for the Company’s beef products, it is subject to income tax of 25% for 2009 and 2010 under the EIT law (See Note 10)..

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

Government subsidies are recorded as subsidy income or deferred income according to its benefit period. The Company received $640,563 and $201,213, respectively, for the nine months ended March 31, 2010 and 2009.

Fair values of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (codified in FASB ASC Topic 820), requires the Company disclose estimated fair values of financial instruments. The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, marketable securities, trade bills and other receivables, deposits, trade bills and other payables approximate their fair values due to the short-term maturity of such instruments (See Notes 8, 9 & 11).

Research and development

Research and development costs are expensed as incurred and were $0 and $0 for the nine months ended March 31, 2010 and 2009, respectively.

Statements of cash flows

In accordance with SFAS No. 95, “Statements of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per FASB ASC Topic 280, the Company operates in three segments based on nature of products and services: of beef products, live cattle trade and of sperm seeds (See Note 14).

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

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

Major Customers

●
During the nine months ended March 31, 2010, the top four customers accounted for 18%, 17%, 13% and 12% of sales of live cattle, while the top four customers accounted for 10%, 19%, 19% and 45% of live cattle sales during the nine months ended March 31, 2009. As of March 31, 2010, the top customers accounted for approximately 0%, 13%, 11% and 9% of the Company’s outstanding accounts receivable.

●
During the nine months ended March 31, 2010, no customer accounted for 10% or more of sales of sperm seeds while the top one customer accounted for 11% of sperm seeds sales during the nine months ended March 31, 2009. No customer accounted for 10% or more of sales of sperm seeds during the three months ended March 31, 2010 and no customer accounted for 10% or more of sales during the three months ended March 31, 2009.

●	During the nine months ended March 31, 2010 and 2009, no customer accounted for 10% or more of sales of beef products.

NOTE 4 - OTHER RECEIVABLES

As of March 31, 2010 and June 30, 2009 (audited), other receivables include the following:

	March 31, 2010	June 30, 2009
Loans to third parties	$413,774	$26,128
Advances to employees	2,926	87,497
Others	10,000	13,587
Total amounts of other receivables	426,700	127,212
Less: Allowance for bad debts	-	(13,514)
Other receivables, net	$426,700	$113,698

As of March 31, 2010, the loan receivables were due from the following non-related companies: Finance Bureau of Yanglin County, Red Sun Co., Ltd, Fu Lai Wo Co., Ltd. and Hong Guo Co., Ltd. As of June 30, 2009, the loan receivables were due from the following non-related companies: Zhenghua Textile Co., Ltd; Association of Shaanxi Province, Beef Chaffy Dish Co., Ltd; and Yanglin Agriculture Engineering Centre. The above loans were non-interest bearing, unsecured and due on demand, and used for business operation. Advances to employees are mostly prepayments for business operations.

NOTE 5 - INVENTORIES

Inventories consist of the following as of March 31, 2010 and June 30, 2009 (audited):

	March 31, 2010	June 30, 2009
Raw materials	$448,028	$93,165
Living cattle and sperm seeds	2,389,002	801,652
Finished goods	94,265	80,554
Other	19,049	3,498
Total	$2,950,344	$978,869

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2010 and June 30, 2009 (audited):

	March 31, 2010	June 30, 2009
Buildings	$4,451,533	$4,445,875
Machinery	620,426	570,210
Vehicle	19,840	19,815
Office equipment	59,901	34,235
Cattle for reproduction	254,556	241,084
Total costs	5,406,256	5,311,219
Less: Accumulated Depreciation	(2,022,035)	(1,725,288)
Net	$3,384,221	$3,585,931

Depreciation expenses for the nine months ended March 31, 2010 and 2009 was $294,489 and $255,215 respectively. Depreciation expenses for the three months ended March 31, 2010 and 2009 was $103,454 and $104,274 respectively.

NOTE 7 - OTHER PAYABLES

Other payables consist of the following as of March 31, 2010 and June 30, 2009 (audited):

	March 31, 2010	June 30, 2009
Loans	$119,642	$35,355
Sales rebate	263,776	221,073
Payable to employees	379	114,253
Others	6,269	99,506
Total	$390,066	$470,187

The loans at March 31, 2010 were due to Aidi Investment Co., Ltd., Shaanxi Joint Construction Co., Ltd., Fu Nong Livestock Co., Ltd., Shaanxi Improved Livestock Breeding Farm and Hua Yu You Gang Co., Ltd. The loans at June 30, 2009 were due to Shaanxi Joint Construction Co., Ltd.; Fu Nong Livestock Co., Ltd.; and Dali Lv Ao Co., Ltd. and others. All loans are for working capital purpose and were non-interest bearing, unsecured and due on demand.

NOTE 8 - LOANS PAYABLE

At March 31, 2010 and June 30, 2009 (audited), loans payable consisted of the following:

Description	March 31, 2010	June 30, 2009
Agricultural Bank of China Fufeng County Branch:
Due on June 21, 2010. Interest only payable monthly at 6.318%	$292,564	$292,193
Fufeng County Rural Credit Union Duanjia Branch:
Due on February 21, 2011. Interest only payable monthly at 10.368%.	490,045	489,423
Due on April 15, 2010. Interest only payable monthly at 9.576%.	241,366	241,059
China Development Bank Shaanxi Branch:
Due on September 26, 2011. Interest only payable monthly at 5.76%.	365,706	511,337
Red Sun (customer):
Non-interest bearing and due on demand.	-	73,048
Fufeng County Local Bureau of Finance
Non-interest bearing and due on demand.	43,885	-
Baoji Science and Technology Committee
Non-interest bearing and due on demand.	73,141	-
Farmers:
Non-interest bearing and due on demand.	165,299	141,713
Total loans payable	1,672,006	1,748,773

Less: Current Portion	(1,306,300)	(748,013)

Total Long-term Loans	$365,706	$1,000,760

Loans from banks were secured by the office building, workshop and land use rights. Loans from other companies are unsecured.

The combined aggregate amounts of maturities for all long-term loans as of March 31, 2010 are as follows by years:

Year	Amount
2011	$365,706

The fair value of loan payables at imputed interest rate of 6% and estimated payment date of June 30, 2010 is approximately $360,000.

NOTE 9 - SPECIAL ACCOUNTS PAYABLE

The Company’s business of breeding Qinchuan cattle and selling cattle semen is encouraged by the local government, which provides assistance to the Company to develop the market for Qinchuan cattle. The Company obtained non-interest bearing loans from the government, business associates and the World Bank, which had to be used for specific purposes, such as purchasing cattle and building cow-houses for farmers. There is no minimum contractual term for the loans. The loans are repayable after the business of breeding Qinchuan Cattle becomes profitable in the local area. Such loans are classified as current liabilities because they are due on demand.  However, as of March 31, 2010 and June 30, 2009, the Company does not foresee the loans will be repaid in the short term.  At March 31, 2010 and June 30, 2009 (audited), special accounts payable consisted of the following:

Description	March 31, 2010	June 30, 2009

Fufeng County Financial Bureau:	$14,628	$43,828

Baoji City Science and Technology Bureau:	-	73,048

Agriculture Integrative Development World Bank Credit Financing Department:	237,052	403,213

Shaanxi Province Allocated Funds:	298,299	-

Shanxi Qinchuan Cattle Co., Ltd.	-	58,439

Beijing Nonghuo Project Center	87,769	29,219

Total Special Accounts Payable	$637,748	$607,747

The fair value of special accounts payables at imputed interest rate of 6% and estimated payment date of June 30, 2010 is approximately $628,000.

NOTE 10 - TAXES PAYABLE

Taxes payables consist of the following as of March 31, 2010 and June 30, 2009 (audited):

	March 31, 2010	June 30, 2009
VAT payable	$1,314,921	$977,429
Income tax payable	2,305,071	979,265
Other levies	71,994	65,387
Total	$3,691,986	$2,022,081

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

The Company had a taxable income from selling processed beef of approximately $5,316,407 and $2,571,490 for the nine and three months ended March 31, 2010.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2010 and 2009:

	For the nine months ended March 31,
	2010	2009
Tax at federal statutory rate	34%	34%
Tax rate difference	(9%)	(9%)
Benefit of net operating loss carry forward	-	(3%)
Tax exempt income	(12%)	(11%)
Tax per financial statements	13%	11%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
Tax at federal statutory rate	34%	34%
Tax rate difference	(9%)	(9%)
Tax exempt income	(9%)	(10%)
Tax per financial statements	16%	15%

NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Receivables consist of the following as of March 31, 2010 and June 30, 2009 (audited):

	Relationship	March 31, 2010	June 30, 2009

Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd.	Affiliate	$230,951	$684,655
Fufeng County Cattle Association	Trade Association	57,430	297,578
Shaanxi Province Qinchuan Cattle Trade Association	Trade Association	213,944	139,070
Shaanxi Qinchuan Cattle Co., Ltd.	Affiliate	496,124	8,478
Mr. Zan Zhizhou	Officer	-	-
Mr. Zan Junfu	Baoji Wuyin Executive	-	146
Mr. Zan Yongheng	Baoji Wuyin Executive	72,555	146
Mr. Zan Gaochao	Baoji Wuyin Executive	-	73
Total amounts of Due from related parties		1,071,004	1,130,146
Less: Current Portion		(1,071,004)	(646,227)
Due from related parties - long-term		$-	$483,919

Related Party Payables consist of the following as of March 31, 2010 and June 30, 2009 (audited):

	Relationship	March 31, 2010	June 30, 2009
Mr. Zan Wuyin	Officer	$288,780	$592,702
Aidi Investment Inc.	Affiliate	724,350	360,003
Mr. Zan Zhizhou	Officer	117,663	129,295
Shaanxi Province Qinchuan Cattle Trade Association	Trade Association	2,048	-
Shaanxi Qinchuan Cattle Co., Ltd.	Affiliate	-	764,084
Total		$1,132,841	$1,846,084

The company, Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd., Shaanxi Qinchuan Cattle Co., Ltd. and Aidi Investment Inc. are related through common ownership. The trade associations were established by Baoji Wuyin to assist business operations such as certification, consultation and researches, etc. However, except for Shaanxi Province Qinchuan Cattle Trade Association (“Shaanxi Association”) and Shaanxi Qinchuan Cattle Food & Beverage Co., Ltd. (“F&B”), other trade associates did not have operational transactions with the Company, merely lending or borrowing funds for working capital purposes. All borrowings were non-interest bearing, unsecured, without priority and convertibility and due on demand. As these payables are without maturity date, the fair values of related party payables are the book value of such payables. Shaanxi Association and F&B are the Company’s main customers of beef products. In the nine months ended March 31, 2010, the Company’s sale to Shaanxi Association was 6% and a sale to F&B was 6% of total sales, respectively.

The fair value of related party payables at imputed interest rate of 6% and estimated payment date of June 30, 2010 is approximately $1,116,000.

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

In accordance with the Company Law, the Company allocated $219,684 to statutory reserve at March 31, 2010 and June 30, 2009.

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

	For the nine months ended March 31,
	2010	2009
Revenue
Beef products	$10,721,936	$7,519,097
Live cattle	8,371,860	6,025,521
Sperm seeds	3,027,320	2,107,935
Consolidated	$22,121,116	$15,652,553

Gross profit
Beef products	$5,684,312	$4,097,104
Live cattle	1,887,823	1,225,569
Sperm seeds	2,971,773	2,059,628
Consolidated	$10,543,908	$7,382,301

Income before income taxes
Beef products	$5,713,182	$3,866,115
Live cattle	1,897,404	1,157,157
Sperm seeds	2,986,854	1,944,659
Un-allocated	(274,488)	(85,648)
Consolidated	$10,322,952	$6,882,283

Net income
Beef products	$4,388,938	$3,142,200
Live cattle	1,897,404	1,157,157
Sperm seeds	2,986,854	1,944,659
Un-allocated	(274,488)	(85,648)
Consolidated	$8,998,708	$6,158,368

Un-allocated losses are primarily related to general corporate expenses.

 NOTE 15 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock with $.001 par value per. As of March 31, 2010 and June 30, 2009 (audited), the Company had 10,000,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited or unaudited consolidated financial statements, related notes, and other detailed information included elsewhere in the Form 10Q Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP). Certain information contained below and elsewhere in the Form 10Q, including information regarding our plans and strategy for our business, constitutes forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Information.”

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

Some enterprises in the Chinese beef industry experienced losses in 2008 due to the decrease of prices in the retail market and the increase of prices in the wholesale market. However, since we operate in the wholesale market, we were not adversely impacted by retail prices. In the nine months and three months ended March 31, 2010, we substantially increased our sales of fattened cattle, resulting in a more balanced product mix. Sales of fattened cattle for the nine and three months ended March 31, 2010 accounted for 37.8% and 43.3% of revenue respectively compared to 38.5% and 52.7% in the nine and three months ended March 31, 2009, respectively. Consequently, our sales of cooked beef products, expressed as a percentage to total revenues, increased from 48% in the nine months ended March 31, 2009 to 48.5% in the nine months ended March 31, 2010, and increased from 41.1% in the three months ended March 31, 2009 to 49.9% in the three months ended March 31, 2010. We expect this trend towards a more balanced product mix between our sales of cooked beef products and fattened cattle to continue in the future, with sales of frozen semen remaining relatively stable.

We also benefit from the policies and support of the government, including subsidies and favorable tax treatment, as discussed under Note 2, Basis of Presentation and Summary of Significant Accounting Policies -- Government support, of Notes to Consolidated Financial Statements, included in Item 1. Financial Statements above.

Results of Operations

Nine and three months ended March 31, 2010 compared with nine and three months ended March 31, 2009

We had total assets of $24.6 million as of March 31, 2010, a 69.2% increase over total assets at June 30, 2009 of $14.5 million.

	For the nine months ended March 31,
	2010	2009	Percent Change
Net Revenue	$22,121,116	$15,652,553	41.3%
Cost of Revenue	11,577,208	8,270,252	40.0%
Gross Profit	10,543,908	7,382,301	42.8%
Selling expense	71,532	34,315	108.5%
General and administrative expense	752,511	523,960	43.6%
Operating Income (Loss)	9,719,865	6,824,026	42.4%
Other Income (Expense)	603,087	58,257	935.2%
Income Before Income Taxes	10,322,952	6,882,283	50.0%
Income Tax Expenses	1,324,244	723,915	82.9%
Net Income	$8,998,708	$6,158,368	46.1%

	For the three months ended March 31,
	2010	2009	Percent Change
Net Revenue	$9,910,179	$7,075,703	40.1%
Cost of Revenue	5,617,866	4,300,067	30.6%
Gross Profit	4,292,313	2,775,636	54.6%
Selling expense	29,452	14,716	100.1%
General and administrative expense	257,607	131,583	95.8%
Operating Income (Loss)	4,005,254	2,629,337	52.3%
Other Income (Expense)	84,269	(25,253)	-433.7%
Income Before Income Taxes	4,089,523	2,604,084	57.0%
Income Tax Expenses	637,686	384,919	65.7%
Net Income	$3,451,837	$2,219,165	55.5%

Net Income

For the nine months and three months ended March 31, 2010, the Company had net income of $9.0 million and $3.5 million, a 46.1% and 55.5% increase over net income of $6.2 million and $2.2 million for the nine and three months ended March 31, 2009, respectively. The increase in net income is primarily due to the ramping up of the Company’s beef products production capabilities, which contributed $10.7 million and $4.9 million in revenue in the nine and three months ended March 31, 2010, respectively.  Increased revenues were offset by a higher cost of revenues associated with the increase in livestock headcount during the year. Cost of revenue is expected to benefit in future periods from capacity efficiencies. Gross profit margins declined due to the lower margins from sales of fattened cattle compared with the Company’s other products.

Net Revenue.

The Company has three principal product groups as shown in the table below:

	For the nine months ended March 31,
Segment	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Beef Products	$10,721,936	48.5	$7,519,097	48.0	$3,202,839	42.6
Live Cattle	8,371,860	37.8	6,025,521	38.5	2,346,339	39.0
Sperm Seeds	3,027,320	13.7	2,107,935	13.5	919,385	43.6
Total	$22,121,116	100.0	$15,652,553	100.0	$6,468,563	41.3

	For the nine months ended March 31,
Segment	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Beef Products	$4,948,833	49.9	$2,908,549	41.1	$2,040,284	70.1
Live Cattle	4,295,009	43.3	3,731,861	52.7	563,148	15.1
Sperm Seeds	666,337	6.7	435,293	6.2	231,044	53.1
Total	$9,910,179	100.0	$7,075,703	100.0	$2,834,476	40.1

Net revenue for the nine and three months ended March 31, 2010 increased 41.3% and 40.1% to $22.1 million and $9.9 million compared to $15.7 million and $7.1 million for the nine and three months ended March 31, 2009. The principal factor in the increase of net revenues was the substantial increase in sales of beef products, which rose to $10.7 million and $4.9 million in the nine and three months ended March 31, 2010 from $7.5 million and $2.9 million in the nine and three months ended March 31, 2009, representing 48.5% and 49.9% of net revenue in the nine and three months ended March 31, 2010. The increased sales of beef products are primarily the result of the Company’s expanded infrastructure and production capacity efforts during 2008 and 2009, aided by the increased demand in China for cooked beef products. Sales of live cattle and sperm seeds also increased, benefited from the Company’s growing operations and marketing network. Translation differences between the Company’s functional currency, the RMB, and the U.S. dollar accounted for $0.04 million of the increase in the nine months ended March 31, 2010.

Products sales in the nine and three months ended March 31, 2010 were comprised principally of beef products, which gained increased market acceptance during the period and benefited from promotional activities. Sales of sperm seeds in the nine and three months ended March 31, 2010 benefited from increased customer demand for Qinchuan Cattle, while sales of the Company’s fattened cattle was in its early stages and insignificant for the period.

Cooked beef products continued to be the Company’s primary product during the two periods under review, although the Company expects continued and significant growth in its sales of fattened cattle. The Company expects that sales growth of sperm seeds will experience moderate growth, as that market is coming to maturity. Cooked beef products and sales of fattened cattle provide the most substantial prospects for revenue growth due in large part to the Company’s expansion of its production capacity and the continuing market demand in China for premium beef products.

Cost of Revenue.

	For the nine months ended March 31,
Segment	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Beef Products	$5,037,625	43.5	$3,421,993	41.4	$1,615,631	47.2
Live Cattle	6,484,035	56.0	4,799,952	58.0	1,684,083	35.1
Sperm Seeds	55,548	0.5	48,307	0.6	7,241	15.0
Total	$11,577,208	100.0	$8,270,252	100.0	$3,306,956	40.0

	For the nine months ended March 31,
Segment	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Beef Products	$2,246,026	40.0	$1,308,223	30.4	$937,804	71.7
Live Cattle	3,354,050	59.7	2,979,083	69.3	374,966	12.6
Sperm Seeds	17,790	0.3	12,761	0.3	5,029	39.4
Total	$5,617,866	100.0	$4,300,067	100.0	$1,317,799	30.6

Cost of revenue increased 40.0% and 30.6% to $11.6 million and $5.6 million for the nine and three months ended March 31, 2010 compared to $8.3 million and $4.3 million for the nine and three months ended March 31, 2009. Cost of revenue includes feedstuffs, raw materials, bull depreciation, wrap pages and wages. Cost of revenue rose in the nine and three months ended March 31, 2010 principally as a result of the larger number of livestock in production requiring a larger volume of feedstuffs and raw materials together with significant investment in fixed assets to increase production capacity.  Investment in infrastructure in the nine and three months ended March 31, 2009 was not material. Cost of revenue is affected principally by prices of feedstuffs and raw materials, which remained relatively stable in the nine and three months ended March 31, 2010. Costs of revenue associated with sales of semen is expected to remain relatively stable in future periods in proportion to sales from this mature product group.

Gross profit for the nine and three months ended March 31, 2010 was $10.5 million and $4.3 million compared to $7.4 million and $2.8 million for the nine and three months ended March 31, 2009.  Gross profit margin increased from 47.2% and 39.2% for the nine and three months ended March 31, 2009 to 47.7% and 43.3% for the nine and three months ended March 31, 2010. The significant increase in gross profit margin is principally attributable to the shift in product mix caused by increased sales of beef products and sperm seeds which have higher gross profit margin than sales of live cattle.

	For the nine months ended March 31,		For the three months ended March 31,
Segment	2010	2009	2010	2009
Beef Products	53.0%	54.5%	54.6%	55.0%
Live Cattle	22.5%	20.3%	21.9%	20.2%
Sperm Seeds	98.2%	97.7%	97.3%	97.1%

Operating Income/Expenses.

Total operating income rose 42.4% and 52.3% to $9.7 million and $4.0 million in the nine and three months ended March 31, 2010 from $6.8 million and $2.6 million in the nine and three months ended March 31, 2009. Operating expenses increased by 47.6% and 96.2% to $824,043 and $287,059 for the nine and three months ended March 31, 2010 compared to $558,275 and $146,299 for the nine and three months ended March 31, 2009. Selling expense increased 108.5% and 100.1% in the nine and three months ended March 31, 2010, respectively, due to volume increases in revenues and benefiting from economies of scale as more production capacity has come into operation. The Company expanded its marketing activities and network of sales agents during the nine and three months ended March 31, 2009, reflecting its increased efforts to broaden the market for its products. Selling expenses in both periods under review benefited from lower advertising costs due to development costs incurred in prior periods.

General and administrative expense rose 43.6%, an increase of $228,551, during the nine months ended March 31, 2010 compared with the nine months ended March 31, 2009, in large part due to professional, administrative, employee costs and regulatory compliance and financing costs. Regulatory and financing costs accounted for approximately $206,000 during the nine months ended March 31, 2010 compared to $76,000 for the three months ended March 31, 2009.

Total other income (expense) – net increased from $58,257 and $(25,253) for the nine and three months ended March 31, 2009 to $603,087 and $84,269 for the nine and three months ended March 31, 2010. This increase is attributable to a government subsidy received in the corresponding periods which amounted to $640,563 and $128,571, respectively.

Income Taxes.

The Company had a taxable income of approximately $2,895,659 and $1,540,200 for the nine and three months ended March 31, 2009, respectively, and taxable income from selling processed beef of approximately $5,316,407 and $2,571,490 for the nine and three months ended March 31, 2010.

Sales of two of the Company’s products, sperm seeds and live cattle, are not subject to income tax under the EIT Law. Sales of cooked beef products are subject to the regular statutory rate of 25% under the EIT Law. The following tables reconcile the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended March 31, 2010 and 2009:

	For the nine months ended March 31,
	2010	2009
Tax at federal statutory rate	34%	34%
Tax rate difference	(9%)	(9%)
Benefit of net operating loss carry forward	-	(3%)
Tax exempt income	(12%)	(11%)
Tax per financial statements	13%	11%

	For the three months ended March 31,
	2010	2009
Tax at federal statutory rate	34%	34%
Tax rate difference	(9%)	(9%)
Tax exempt income	(9%)	(10%)
Tax per financial statements	16%	15%

Net Comprehensive Income

Net comprehensive income, after accounting for a foreign currency transaction gain of $12,116 and $4,340 for the nine and three months ended March 31, 2010, were $9.0 million and $3.5 million, respectively, compared with a foreign currency transaction gain of $3,778 and $2,526 for the nine and three months ended March 31, 2009, resulting in net comprehensive income of $6.2 million and $2.2 million, respectively.

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

At March 31, 2010, we had cash of approximately $5.2 million, compared to $3.4 million at June 30, 2009.

Cash flows used in operating activities were $2.4 million for the nine months ended March 31, 2010 compared to cash provided of $2.9 million for the nine months ended March 31, 2009. Cash flows damaged from increases in accounts receivable, due from related parties and inventories, which was offset by increases in accounts payable and taxes payable.

Cash flows used in investing activities rose to $4.0 million for the nine months ended March 31, 2010 compared to $2.0 million for the nine months ended March 31, 2009, principally due to a $3.9 million investment in the construction of the Company’s fattening facilities.

Cash flows provided by financing activities increased to $8.3 million for the nine months ended March 31, 2010, compared to that of $0.9 million for the nine months ended March 31, 2009. As of March 31, 2010, the Company has total outstanding loans of $1.7 million (current portion $1.3 million). The Company’s outstanding loans include: (i) $365,706 from China Development Bank, which is due on September 26, 2011, with interest payable monthly at 5.76%; (ii) $241,366 from Fufeng County Rural Credit Union Duanjia Branch, which is due on April 15, 2010, with interest payable monthly at 9.576%; (iii) $490,045 from Fufeng County Rural Credit Union Duanjia Branch, which is due on February 21, 2011, with interest only payable monthly at 10.368%; (iv) $292,564 from Agricultural Bank of China Fufeng County Branch, which is due on June 21, 2010, with interest only payable monthly at 6.318%; (v) $165,299, non-interest bearing, due on demand from farmers; (vi) $43,885, non-interest bearing, due on demand from Fufeng County Local Bureau of Finance and (vii) $73,141, non-interest bearing, due on demand from Baoji Science and Technology Committee.

In addition, the Company obtained non-interest bearing loans due on demand of $637,748 from the provincial government, certain customers and affiliates and the World Bank for nine months ended March 31, 2010, to be used for specified purposes, including the purchase of cattle and construction of cow-houses for farmers, as follows: (i) $14,628 from the Fufeng County Financial Bureau, (ii) $237,052 from Agriculture Integrative Development World Bank Credit Financing Department, (iii) $298,299 from Shaanxi Province Allocated Funds and (iv) $87,769 from Beijing Nonghuo Project Center. Loans due on demand are classified as current.

Capital Expenditures

For the nine months ended March 31, 2010, we expect that our capital expenditures will be approximately $12.6 million, same as for the nine months ended March 31, 2010, principally related to the construction of the proposed beef processing center and fattening base facilities in the Yangling District. We intend to expand the fattening capacity to 20,000 head per year during 2010. We expect to invest additional $7.7 million from available working capital in 2010 for the construction of increased production facilities. For the balance of the capital required for this project, we intend to secure private funds through the sale of our debt or equity securities or, if unavailable, bank financing. Sales of our securities will be subject to prevailing economic and market conditions as well as terms we are able to negotiate, if at all, with potential investors. There can be no assurance we will be able to secure the requisite funding for the planned expansion.

Off-Balance Sheet Arrangements

As of March 31, 2010 and June 30, 2009, we did not have any off-balance sheet arrangements.

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

During the third quarter of fiscal 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4. [REMOVED AND RESERVED]

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

CHINA CATTLE HOLDING CORPORATION

Dated: May 14, 2010	By:	/s/ Xiao Duan
Xiao Duan
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2010	By:	/s/ Yaru Du
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